Form 10-Q
period 1995-09-30
COLUMBIA FUTURES FUND
filed 1995-11-13
CIK 701286

UNITED STATES
                                         SECURITIES AND EXCHANGE COMMISSION
                                               Washington, D.C. 20549

                                                      FORM 10-Q



[X]       Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended September 30, 1995 or

[ ]  Transition report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-12431

                              COLUMBIA FUTURES FUND

            (Exact name of registrant as specified in its charter)


New York                                               13-3103617
(State or other jurisdiction of                     (I.R.S. Employer
Incorporation or organization)                      Identification No.)


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl.           10048
(Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code (212) 392-5454




(Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X                                No

                                                       COLUMBIA FUTURES FUND

                                              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                        September 30, 1995


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
          Statements of Financial Condition
          September 30, 1995 (Unaudited) and December 31, 1994.....2

          Statements of Operations for the Quarters Ended
          September 30, 1995 and 1994 (Unaudited)..................3

          Statements of Operations for the Nine Months Ended
          September 30, 1995 and 1994 (Unaudited)..................4

          Statements of Changes in Partners' Capital for
          the Nine Months Ended September 30, 1995 and 1994
          (Unaudited)..............................................5

          Statements of Cash Flows for the Nine Months Ended
          September 30, 1995 and 1994 (Unaudited)..................6

          Notes to Financial Statements.........................7-11

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations........................................12-18

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K..................... 19

                          COLUMBIA FUTURES FUND
                    STATEMENTS OF FINANCIAL CONDITION


                                                                               September 30,                 December 31,
                                                                                   1995                          1994

                                                                                (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                                        $  7,331,828                    $  5,633,843
   Net unrealized gain on open contracts                                             65,166                       1,033,911

   Total Trading Equity                                                           7,396,994                       6,667,754

Interest receivable from DWR                                                         26,916                          26,786
Due from DWR                                                                          3,530                               -

   Total Assets                                                                $  7,427,440                    $  6,694,540


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                          $    69,574                  $       65,027
   Accrued administrative expenses                                                   55,151                           6,752
   Accrued management fees                                                           24,436                          22,150
   Accrued brokerage commissions (DWR)                                               15,970                          19,300
   Other liabilities                                                                  1,229                           1,364

   Total Liabilities                                                                166,360                         114,593


Partners' Capital

   Limited Partners (3,970.213 and
    4,251.065 Units, respectively)                                                7,082,684                       6,428,721
   General Partner (100 Units)                                                      178,396                         151,226

   Total Partners' Capital                                                        7,261,080                       6,579,947

   Total Liabilities and Partners' Capital                                    $   7,427,440                   $   6,694,540


NET ASSET VALUE PER UNIT                                                      $    1,783.96                   $    1,512.26


The accompanying footnotes are an integral part of these financial statements.
/TABLE

                                COLUMBIA FUTURES FUND
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)





                                                                              For the Quarters Ended September 30,

                                                                                1995                       1994
REVENUES
   Trading profit (loss):
         Realized                                                           $  (256,013)             $    158,779
         Net change in unrealized                                              (301,017)                 (695,797)

            Total Trading Results                                              (557,030)                 (537,018)

   Interest Income (DWR)                                                         86,885                    70,791

            Total Revenues                                                     (470,145)                 (466,227)

EXPENSES

   Brokerage commissions (DWR)                                                   93,038                    94,869
   Management fees                                                               75,565                    72,908
   Administrative expenses                                                       36,000                    18,000
   Transaction fees and costs                                                     7,369                     7,455

            Total Expenses                                                      211,972                   193,232

NET LOSS                                                                  $    (682,117)            $    (659,459)

   Limited Partners                                                            (665,626)                 (645,085)
   General Partner                                                              (16,491)                  (14,374)

                                                                          $    (682,117)            $    (659,459)

NET LOSS PER UNIT

   Limited Partners                                                       $     (164.91)            $     (143.74)
   General Partner                                                        $     (164.91)            $     (143.74)

                                          The accompanying footnotes are an integral part
                                                  of these financial statements.
/TABLE

                                                       COLUMBIA FUTURES FUND
                                                     STATEMENTS OF OPERATIONS
(Unaudited)




                                                                            For the Nine Months Ended September 30,

                                                                                1995                       1994
REVENUES
   Trading profit (loss):
         Realized                                                          $  2,634,598               $  1,271,314
         Net change in unrealized                                              (968,745)                  (870,104)

            Total Trading Results                                             1,665,853                    401,210

   Interest Income (DWR)                                                        265,462                    181,528

            Total Revenues                                                    1,931,315                    582,738


EXPENSES

   Brokerage commissions (DWR)                                                  282,288                    316,136
   Management fees                                                              231,927                    226,271
   Incentive fees                                                               115,562                     78,504
   Administrative expenses                                                       84,000                     48,000
   Transaction fees and costs                                                    23,014                     25,396

            Total Expenses                                                      736,791                    694,307

NET INCOME (LOSS)                                                         $   1,194,524             $     (111,569)

   Limited Partners                                                           1,167,354                   (120,546)
   General Partner                                                               27,170                      8,977

                                                                          $   1,194,524             $     (111,569)

NET INCOME (LOSS) PER UNIT

   Limited Partners                                                       $      271.70             $       (26.40)
   General Partner                                                        $      271.70             $       (26.40)



                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

/TABLE

                                 COLUMBIA FUTURES FUND
                             STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                       For the Nine Months Ended September 30, 1995 and 1994
                                                  (Unaudited)


                                                        Units of
                                                       Partnership           Limited             General
                                                        Interest            Partners             Partner              Total
Partners' Capital
  December 31, 1993                                     $4,860.614           $7,479,264            $319,283          $7,798,547

Net Income (Loss)                                                -             (120,546)              8,977            (111,569)

Redemptions                                               (408.556)            (490,976)           (170,455)           (661,431)

Partners' Capital
  September 30, 1994                                     4,452.058           $6,867,742            $157,805          $7,025,547



Partner's Capital
  December 31, 1994                                      4,351.065           $6,428,721            $151,226          $6,579,947

Net Income                                                       -            1,167,354              27,170           1,194,524

Redemptions                                               (280.852)            (513,391)                  -            (513,391)

Partners' Capital
  September 30, 1995                                     4,070.213           $7,082,684            $178,396          $7,261,080











The accompanying footnotes are an integral part
                                                  of these financial statements.
/TABLE

                                                       COLUMBIA FUTURES FUND
                                                     STATEMENTS OF CASH FLOWS
(Unaudited)




                                                                            For the Nine Months Ended September 30,

                                                                                1995                       1994
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                                $ 1,194,524          $   (111,569)
Noncash item included in net income (loss):
         Net change in unrealized                                                968,745                   870,104

   Increase in operating assets:
         Interest receivable from DWR                                               (130)                   (6,717)
         Due from DWR                                                             (3,530)                        -

   Increase (decrease) in operating liabilities:
         Accrued administrative expenses                                          48,399                   (47,131)
         Accrued management fees                                                   2,286                    (2,595)
         Accrued brokerage commissions (DWR)                                      (3,330)                   (1,020)
         Accrued incentive fees                                                       -                    (58,253)
         Other liabilities                                                          (135)                     (132)

Net cash provided by operating activities                                      2,206,829                   642,687


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in redemptions payable                                                 4,547                    52,595
   Redemptions of units                                                         (513,391)                 (661,431)

Net cash used for financing activities                                          (508,844)                 (608,836)


Net increase in cash                                                           1,697,985                    33,851

Balance at beginning of period                                                 5,633,843                 6,705,536

Balance at end of period                                                     $ 7,331,828               $ 6,739,387


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.
/TABLE

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1994 Annual Report on Form 10-K.
1.  Organization
Columbia Futures Fund (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures and forward contracts on foreign currencies.

The General Partner for each Partnership is Demeter Management
Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR").

The General Partner is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interest.

2. Summary of Significant Accounting Policies
Net Income (Loss) per Unit - Net income (loss) per unit was computed using the weighted average number of units outstanding during the period.
Equity in Commodity Futures Trading Accounts - The Partnership's asset "Equity in Commodity Futures Trading Accounts" consists of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.
3.  Trading Advisor
The trading advisor who makes all trading decisions for the Partnership is John W. Henry & Co., Inc.
4.  Related Party Transactions
Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co. The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.
5.  Off-Balance Sheet Risk
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1995, open contracts were:

                                         Contract or
                                        Notional Amount
Exchange Traded Contracts:
 Financial Futures:
   Commitments to Purchase               $9,919,000
   Commitments to Sell                   $2,942,000
 Commodity Futures:
   Commitments to Purchase               $7,717,000
   Commitments to Sell                   $2,630,000
 Foreign Futures:
   Commitments to Purchase               $8,362,000
   Commitments to Sell                   $2,271,000
Off Exchange Traded Contracts:
 Forward Currency Contracts:
   Commitments to Purchase               $8,605,000
   Commitments to Sell                   $9,530,000

A portion of the amounts indicated as off-balance sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.
The unrealized gains and losses on open contracts is reported as a component of "Equity in Commodity Futures Trading Accounts" on the Statement of Financial Condition and totaled $65,166 at September 30, 1995. Of the $65,166 net unrealized gain on open contracts as of September 30, 1995, $221,896 related to exchange traded futures contracts and $(156,730) related to off-exchange traded forward currency contracts.

Exchange Traded Futures Contracts held by the Partnership at
September 30, 1995 mature through September 1996.  Off Exchange
Traded Forward Currency Contracts held by the Partnership at
September 30, 1995 mature through October 1995.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these statements is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange traded futures contracts are marked to market on a daily basis, with variations in value credited or charged to the Fund's account on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers all funds held by DWR with respect to exchange traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totalled $7,553,724 at September 30, 1995. With respect to the Partnership's off-exchange traded foreign currency forward contracts, there are no daily settlements of variations in value.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are deposited in separate commodity trading accounts with DWR, and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currency. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and forward contracts on foreign currency, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investments in commodity futures contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit," positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.
There is no limitation on daily price moves in trading of forward contracts on foreign currency. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses. Either of these market conditions could result in restrictions on redemptions.


Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies. In entering into these contracts there exists a risk to the Partnership (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the futures interest positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset futures interest positions of the Partnership, the Partnership could lose all of its assets. The Partnership has established Trading Policies for liquidity and leverage which help control market risk. Both the Trading Advisor and the General Partner monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. The General Partner may (under terms of the Management Agreement) override the trading instructions of the Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.
Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not backed by the membership or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the creditworthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. If DWR believes that there was a problem with the credit-worthiness of an exchange on which the Partnership deals, it would so advise the General Partner. With respect to forward contract trading, the Partnership trades with only those counterparties which the General Partner, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining credit-worthiness, the General Partner and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with DWR as its counterparty on forward contracts. While DWR and the General Partner monitor creditworthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.
Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of units will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.
Results of Operations
For the Quarter and Nine Months Ended September 30, 1995
For the quarter ended September 30, 1995, the Partnership's total trading losses net of interest income were $470,145. During the third quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in financial futures as global interest rate futures prices experienced choppiness throughout the quarter. As a result of this price volatility, losses were experienced in U.S. Treasury bond, Treasury note and eurodollar futures, as well as in British, Australian and Japanese interest rate futures. Additional losses were recorded in soft commodities trading as a result of trendless movement in sugar and coffee prices during the quarter. Smaller losses were recorded in the metals, energy and agricultural markets as prices in each of these sectors moved in a trendless pattern for most of the quarter. Trading gains from transactions involving the Japanese yen were recorded during all three months of the quarter as a downward trend in the value of the Japanese yen relative to the U.S. dollar was evident until late September. These gains offset losses experienced due to a sharp reversal in European currency values during late September. Total expenses for the quarter were $211,972, resulting in a net loss of $682,117. The value of an individual Unit in the Partnership decreased from $1,948.87 at June 30, 1995 to $1,783.96 at September 30, 1995.

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $1,931,315. During the first three quarters of the year, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in the currency markets as a result of trending movement in the value of the Japanese yen versus the U.S. dollar in the first nine months of the year and major European currencies during February and March. Gains were also recorded in the financial futures markets as global interest rate futures prices trended higher during the first and second quarters of 1995.
Smaller gains were recorded in Japanese stock index trading as Nikkei index futures prices declined the first half of the year. Trading losses were recorded in the agricultural, metals and soft commodities markets as a result of short-term price volatility across a majority of the markets in these sectors during most of the year. Smaller losses were recorded in crude oil as losses recorded during the third quarter more than offset gains recorded in this market earlier in the year. Total expenses for the period
                                                              - 16 -
were $736,791, resulting in net income of $1,194,524. The value of an individual Unit in the Partnership increased from $1,512.26 at December 31, 1994 to $1,783.96 at September 30, 1995.
For the Quarter and Nine Months Ended September 30, 1994
For the quarter ended September 30, 1994, the Partnership's total trading losses net of interest income were $466,227. During the third quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in the financial markets as a result of overall trendless price movement in U.S. and European interest rate futures during July and August. Additional trading losses were recorded from transactions involving crude oil throughout the quarter. Smaller losses were recorded in the metals and currency markets from trading precious metals and the Japanese yen during this three month period. Trading gains recorded in the international and agricultural markets from trading coffee, cotton, soybean products and corn futures offset a portion of overall losses for the Partnership during the quarter. Total expenses for the quarter were $193,232, resulting in a net loss of $659,459. The value of an individual Unit in the Partnership decreased from $1,721.78 at June 30, 1994 to $1,578.04 at September 30, 1994.

For the nine months ended September 30, 1994, the Partnership's total trading revenues including interest income were $582,738. During the first nine months, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded from trading in the agricultural, financial and metals
                                                              - 17 -
markets. The majority of these losses were recorded from trading soybean products in the first quarter and U.S. and European interest rate futures during the third quarter. Additionally, losses experienced in the metals markets were attributable to trading precious metals in the second and third quarter. Trading gains in the first half of the year as a result of an increase in coffee prices offset a portion of overall net losses during this period for the Partnership. Total expenses for the period were $694,307, resulting in a net loss of $111,569. The value of an individual Unit in the Partnership decreased from $1,604.44 at December 31, 1993 to $1,578.04 at September 30, 1994.

PART II. OTHER INFORMATION


Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    (A)       Exhibits - None.
                    (B)       Reports on Form 8-K - None.

                                                               SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                Columbia Futures Fund L.P.
                                                     (Registrant)

                                         By: Demeter Management Corporation
                                                    (General Partner)

November 13, 1995                              By:/s/Patti L. Behnke
                                                     Patti L. Behnke
                                                     Chief Financial Officer



The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.