Form 10-K
period 1995-12-31
COLUMBIA FUTURES FUND
filed 1996-03-27
CIK 701286

UNITED STATES
                            SECURITIES AND EXCHANGE COMMISSION
                                  Washington, D.C. 20549

                                         FORM 10-K

[X] Annual report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 1995 or

[ ] Transition report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 [No Fee Required]
For the transition period from _______________to ______________________

Commission File Number 0-12431
                                   COLUMBIA FUTURES FUND

  (Exact name of registrant as specified in its Limited Partnership Agreement)

              NEW YORK                                        13-3103617
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation of organization                           Identification No.)

c/o Demeter Management Corp.
Two World Trade Center, New York, N.Y. - 62nd Flr.                   10048
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code              (212) 392-5454

Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
Title of each class                                        on which registered

              None                                                None

Securities registered pursuant to Section 12(g) of the Act:

                           Units of Limited Partnership Interest

                                     (Title of Class)


                                     (Title of Class)

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes    X        No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [ X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing:
$7,660,626.22 at January 31, 1996.

                          DOCUMENTS INCORPORATED BY REFERENCE
                                       (See Page 1)

                                COLUMBIA FUTURES FUND
                         INDEX TO ANNUAL REPORT ON FORM 10-K
                                  DECEMBER 31, 1995

                                                                  Page No.

DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . .  1

Part I .

    Item    1. Business. . . . . . . . . . . . . . . . . . . . . . . .  2

    Item    2. Properties. . . . . . . . . . . . . . . . . . . . . . .  2

    Item    3. Legal Proceedings. . . . . . . . . . . . . . . . . . . . 3

    Item    4. Submission of Matters to a Vote of Security Holders . .  3

Part II.

    Item    5. Market for the Registrant's Partnership Units and
               Related Security Holder Matters . . . . . . . . . . . .  4

    Item    6. Selected Financial Data . . . . . . . . . . . . . . . .  5

    Item    7. Management's Discussion and Analysis of Financial
               Condition and Results of Operations. . . . .  . . . . 6-10

    Item    8. Financial Statements and Supplementary Data. . . . . .  10

    Item    9. Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure. . . . . . . . . .  10

Part III.

    Item   10. Directors, Executive Officers, Promoters and
               Control Persons of the Registrant . . . . . . . . . .11-14

    Item   11. Executive Compensation . . . . . . . . . . . . . . . .  14

    Item   12. Security Ownership of Certain Beneficial Owners
               and Management . . . . . . . . . . . . . . . . . . . .  14

    Item   13. Certain Relationships and Related Transactions . . . .  15

Part IV.

    Item   14. Exhibits, Financial Statement Schedules, and
               Reports on Form 8-K . . . . . . . . . . . . . . . . . . 16


                         DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


         Documents Incorporated                        Part of Form 10-K

        Partnership's Annual Report on Form                        IV
        10-K for the fiscal year ended
        December 31, 1985, File No. 0-12431

        Partnership's Annual Report on Form                        IV
        10-K for the fiscal year ended
        December 31, 1986, File No. 0-12431

        December 31, 1995 Annual Report for                     II & IV
        the Columbia Futures Fund



                                       PART I
Item 1.  BUSINESS
       (a) General Development of Business. Columbia Futures Fund (the "Partnership") is a New York limited partnership formed on December 24, 1981, to engage in the speculative trading of commodity futures contracts and other commodity interests. The Partnership commenced trading on July 15, 1983.
         The Partnership's net asset value per unit, as of December 31, 1995, was $1,938.89, representing an increase of 28.21 percent from the net asset value per unit of $1,512.26 at December 31, 1994.
       (b) Financial Information about Industry Segments. The Partnership's business comprises only one segment for financial reporting purposes, speculative trading of commodity futures contracts and other commodity interests. The relevant financial information is presented in Items 6 and 8.
       (c) Narrative Description of Business. The Partnership was formed to engage in speculative trading of futures contracts on domestic exchanges (including futures contracts in foreign currencies and financial instruments).
       (d) Financial Information About Foreign and Domestic Operations and Export Sales. The Partnership has not engaged in any operations in foreign countries; however, the Partnership (through the commodity broker) enters into forward contract transactions where foreign banks are the contracting party and futures contracts on foreign exchanges.
Item 2.  PROPERTIES
       The executive and administrative offices are located within the offices of Dean Witter Reynolds Inc. ("DWR"). The DWR offices utilized by the Partnership are located at Two World Trade Center, 62nd Floor, New York, NY 10048.

Item 3.  LEGAL PROCEEDINGS
       The general partner, Demeter Management Corporation ("Demeter"), is not aware of any material pending legal proceedings to which the Partnership is a party or to which any of its assets are subject.
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
       None.

                                       PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS

       There is no established public trading market for the Units of Limited Partnership Interest in the Partnership. The number of holders of Units at December 31, 1995 was approximately 778. No distributions have been made by the Partnership since it commenced trading operations on July 15, 1983. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. No determination has yet been made as to future distributions.

Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                                 For the Years Ended December 31,
                                  1995            1994            1993          1992          1991




Total Revenues
(including interest)            2,756,685         482,814       1,994,437        970,393     2,031,577


Net Income (Loss)               1,815,259       (404,752)       1,024,820         12,961       808,010


Net Income (Loss)
Per Unit (Limited
& General Partners)                426.63         (92.18)          201.43          27.72        144,05


Total Assets                    7,892,138       6,694,540       7,970,769      7,691,748     8,775,182


Total Limited Partners'
Capital                         7,493,781       6,428,721       7,479,264      7,187,699     8,236,762


Net Asset Value Per
Unit of Limited
Partnership Interest             1,938.89        1,512.26        1,604.44       1,403.01      1,375.29



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Liquidity. The Partnership's assets are deposited in separate commodity trading accounts with DWR, the commodity broker, and are used by the Partnership as margin to engage in commodity futures contract trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission ("CFTC") for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts and other commodity interests, it is expected that the Partnership will continue to own such liquid assets for margin purposes.
       The Partnership's investment in commodity futures contracts and other commodity interests may be illiquid. If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit", positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.
       There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent the Partnership from trading in potentially profitable markets or prevent the Partnership from promptly liquidating unfavorable positions in such markets and subjecting it to substantial losses.
       Either of these market conditions could result in restrictions on redemptions.

       Market Risk. The Partnership trades futures, options and forward contracts in interest rates, stock indices, commodities and currencies.
In entering into these contracts there exists a risk to the Partnership (market risk) that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets should move against all of the commodity interest positions held by the Partnership at the same time, and if the Trading Advisor was unable to offset commodity interest positions of the Partnership, the Partnership could lose all of its assets.  The Partnership has established Trading Policies for liquidity and leverage which help control market risk. Both the Trading Advisor and Demeter monitor the Partnership's trading activities on a daily basis to ensure compliance with the Trading Policies. Demeter may (under terms of the Management Agreement) override the trading instructions of the Trading Advisor to the extent necessary to comply with the Partnership's Trading Policies.
       Credit Risk. In addition to market risk, the Partnership is subject to credit risk in that a counterparty may not be able to meet its obligations to the Partnership. The counterparty of the Partnership for futures contracts traded in the United States and most foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, clearinghouses are backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its members' customers, and as such, should significantly reduce this credit risk. In cases where the Partnership trades on exchanges where the clearinghouse is not backed by the membership or when the Partnership enters into off-exchange contracts with a counterparty, the sole recourse of the Partnership will be the clearinghouse or the counterparty as the case may be. With respect to futures contracts, DWR, in its business as an international commodity broker, constantly monitors the credit-worthiness of the exchanges and clearing members of the foreign exchanges with which it does business for clients, including the Partnership. If DWR believes that there was a problem with the credit-worthiness of an exchange on which the Partnership deals, it would so advise Demeter. With respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with DWR, have determined to be creditworthy. As set forth in the Partnership's Trading Policies, in determining credit-worthiness, Demeter and DWR consult with the Corporate Credit Department of DWR. Currently, the Partnership deals solely with DWR as its counterparty on forward contracts. While DWR and Demeter monitor credit-worthiness and risk involved in dealing on the various exchanges and with counterparties, there can be no assurance that an exchange or counterparty will be able to meet its obligations to the Partnership.
       Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures, forward contracts on foreign currencies and other commodity interests in subsequent periods. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.
       Results of Operations. As of December 31, 1995, the Partnership's total capital was $7,687,670, an increase of $1,107,723 from the
Partnership's total capital of $6,579,947 at December 31, 1994.   For the
year ended December 31, 1995, the Partnership generated net income of $1,815,259 and total redemptions aggregated $707,536.

       For the year ended December 31, 1995, the Partnership's total trading revenues including interest income were $2,756,685. The Partnership's total expenses for the year were $941,426, resulting in net income of $1,815,259. The value of an individual unit in the Partnership increased from $1,512.26 at December 31, 1994 to $1,938.89 at December 31, 1995.
       As of December 31, 1994, the Partnership's total capital was $6,579,947, a decrease of $1,218,600 from the Partnership's total capital of $7,798,547 at December 31, 1993. For the year ended December 31, 1994, the Partnership generated a net loss of $404,752 and total redemptions aggregated $813,848.
       For the year ended December 31, 1994, the Partnership's total trading revenues including interest income were $482,814. The Partnership's total expenses for the year were $887,566, resulting in a net loss of $404,752. The value of an individual unit in the Partnership decreased from $1,604.44 at December 31, 1993 to $1,512.26 at December 31, 1994.

       As of December 31, 1993, the Partnership's total capital was $7,798,547, an increase of $331,648 from the Partnership's total capital of $7,466,899 at December 31, 1992. For the year ended December 31, 1993, the Partnership generated net income of $1,024,820 and total redemptions aggregated $693,172.
       For the year ended December 31, 1993, the Partnership's total trading revenues including interest income were $1,994,437. The Partnership's total expenses for the period were $969,617, resulting in net income of $1,024,820. The value of an individual unit in the Partnership increased from $1,403.01 at December 31, 1992 to $1,604.44 at December 31, 1993.

       The Partnership's overall performance record represents varied results of trading in different commodity markets. For a further description of trading results, refer to the letter to the Limited Partners in the accompanying 1995 Annual Report to Partners, incorporated by reference in this Form 10-K. The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
       The information required by this Item appears in the attached 1995 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

PART III

Item 10.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS OF THE REGISTRANT

General Partner
       Demeter, a Delaware corporation, was formed on August 18, 1977 to act as a commodity pool operator and is registered with the CFTC as a commodity pool operator and currently is a member of the National Futures Association ("NFA") in such capacity. Demeter is wholly-owned by Dean Witter, Discover & Co. ("DWD") and is an affiliate of DWR. DWD, DWR and Demeter may each be deemed to be "promoters" and/or a "parent" of the Partnership within the meaning of the federal securities laws.
Dean Witter Reynolds Inc.
       DWR is a financial services company which provides to its individual, corporate and institutional clients services as a broker in securities and commodity interest contracts, a dealer in corporate, municipal and government securities, an investment banker, an investment adviser and an agent in the sale of life insurance and various other products and services. DWR is a member firm of the New York Stock Exchange, the American Stock Exchange, the Chicago Board Options Exchange, and other major securities exchanges, and is a clearing member of the Chicago Board of Trade, the Chicago Mercantile Exchange, the Commodity Exchange Inc., and other major commodities exchanges.
       DWR is registered with the CFTC as a futures commission merchant and is a member of the NFA in such capacity. DWR is currently servicing its clients through a network of 350 branch offices with approximately 8,500 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner
       The directors and officers of Demeter as of December 31, 1995 are as follows:
       Richard M. DeMartini, age 43, is the Chairman of the Board and a Director of Demeter. Mr. DeMartini is also the Chairman of the Board and a Director of Dean Witter Futures & Currency Management Inc. ("DWFCM"), a registered commodity trading advisor. Mr. DeMartini has served as President and Chief Operating Officer of Dean Witter Capital, a division of DWR since January 1989. From January 1988 until January 1989, Mr. DeMartini served as President and Chief Operating Officer of the Consumer Banking Division of DWD, and from May 1985 until January 1988 was
President and Chief Executive Officer of the Consumer Markets Division of DWD. Mr. DeMartini currently serves as a Director of DWD and DWR, and has served as an officer of DWR for the past five years. Mr. DeMartini has been with DWD and its affiliates for 18 years. While Mr. DeMartini has extensive experience in the securities industry, he has no experience in commodity interests trading.
       Mark J. Hawley, age 52, is President and a Director of Demeter. Mr. Hawley joined DWR in February 1989 as Senior Vice President and Director of DWR's Managed Futures and Precious Metals Department. Mr. Hawley also serves as President of DWFCM. From 1978 to 1989, Mr. Hawley was a member of the senior management team at Heinold Asset Management, Inc., a commodity pool operator, and was responsible for a variety of projects in public futures funds. From 1972 to 1978, Mr. Hawley was a Vice President in charge of institutional block trading for the Mid-West at Kuhn Loeb & Co.
       Lawrence Volpe, age 48, is a Director of Demeter and DWFCM. Mr. Volpe joined DWR as a Senior Vice President and Controller in September 1983, and currently holds those positions. From July 1979 to September 1983, he was associated with E.F. Hutton & Company Inc. and prior to his departure, held the positions of First Vice President and Assistant Controller. From 1970 to July 1979, he was associated with Arthur
Anderson & Co. and prior to his departure he served as audit manager in the financial services division.
       Joseph G. Siniscalchi, age 50, is a Director of Demeter. Mr. Siniscalchi joined DWR in July 1984 as a First Vice President, Director of General Accounting. He is currently Senior Vice President and Controller of the Financial Markets Division of DWR. From February 1980 to July
1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.
       Laurence E. Mollner, age 54, is a Director of Demeter. Mr. Mollner joined DWR in May 1979 as Vice President and Director of Commercial Sales. He is currently Executive Vice President and Deputy Director of the
Futures Markets Division of DWR.
       Edward C. Oelsner III, age 53, is a Director of Demeter. Mr. Oelsner joined DWR in March 1981 as a Managing Director in the Corporate Finance Department. He currently manages DWR's Retail Products Group within the Corporate Finance Department. While Mr. Oelsner has extensive experience in the securities industry, he has no experience in commodity interests trading.
       Robert E. Murray, age 35, is a Director of Demeter. Mr. Murray is currently a First Vice President of the DWR Managed Futures Division and is a Director and the Senior Administrative Officer of DWFCM. Mr. Murray graduated from Geneseo State University in May 1983 with a B.A. degree in Finance. Mr. Murray began at DWR in 1984 and is currently the Director of Product Development for the Managed Futures Division and is responsible for the development and maintenance of the proprietary Fund Management System utilized by Demeter and DWFCM for organizing information and producing reports for monitoring investors' accounts.
       Patti L. Behnke, age 35, is Vice President and Chief Financial Officer of Demeter. Ms. Behnke joined DWR in 1991 as Assistant Vice President of Financial Reporting and is currently First Vice President and Director of Financial Reporting and Managed Futures Accounting in the Capital Markets division of DWR. From August 1988 to September 1990, Ms. Behnke was Assistant Controller of L.F. Rothschild & Co. and from
September 1986 to August 1988, she was associated with Carteret Savings Bank as Assistant Vice President - Financial Analysis. From April 1982 to September 1986, Ms. Behnke was an auditor at Arthur Andersen &
Co.
Item 11.  EXECUTIVE COMPENSATION
       The Partnership has no directors and executive officers. As a limited partnership, the business of the Partnership is managed by Demeter which is responsible for the administration of the business affairs of the Partnership but receives no compensation for such services.
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
       (a) Security Ownership of Certain Beneficial Owners - As of December 31, 1995 there were no persons as beneficial owners of more than 5 percent of the Units of Limited Partnership Interest in the Partnership.
       (b) Security Ownership of Management - At December 31, 1995, Demeter owned 100 Units of General Partnership Interest in the Partnership representing a 2.52 percent interest in the Partnership.
       (c)    Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
       Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying 1995 Annual Report to Partners, incorporated by reference in this Form 10-K. In its capacity as the Partnership's retail commodity broker, DWR received commodity brokerage commissions (paid and accrued by the Partnership) of $361,179 for the year ended December 31, 1995.

                                       PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON FORM 8-K
(a)    1. Listing of Financial Statements
       The following financial statements and reports of independent accountants, all appearing in the accompanying 1995 Annual Report to Partners, are incorporated by reference in this Form 10-K:
       - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1995, 1994 and 1993.

       -      Statements of Financial Condition as of December 31, 1995 and
              1994.

       - Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1995, 1994 and 1993.

       -      Notes to Financial Statements.
       With exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the 1995 Annual Report to Partners is not deemed to be filed with this report.
       2.  Listing of Financial Statement Schedules
       No financial statement schedules are required to be filed with this report.
(b)    Reports on Form 8-K
       No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.
(c)    Exhibits
       Refer to Exhibit Index on Page E-1.

                                        SIGNATURES

       Pursuant to the requirement of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   COLUMBIA FUTURES FUND
                                          (Registrant)

                                   BY:  Demeter Management Corporation,
                                          General Partner

March 21, 1996                     BY: /s/ Mark J. Hawley
                                           Mark J. Hawley, Director and
                                            President

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                                        March 21, 1996
          Mark J. Hawley, Director and
            President

    /s/  Richard M. DeMartini                                  March 21, 1996
          Richard M. DeMartini, Director
            and Chairman of the Board


    /s/  Lawrence Volpe                                        March 21, 1996
          Lawrence Volpe, Director


    /s/  Laurence E. Mollner                                  March 21, 1996
          Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                                March 21, 1996
          Joseph G. Siniscalchi, Director


   /s/  Edward C. Oelsner III                                March 21, 1996
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                                       March 21, 1996
          Robert E. Murray, Director


    /s/  Patti L. Behnke                                        March 21, 1996
          Patti L. Behnke, Chief Financial
            Officer

                                       EXHIBIT INDEX



        Item                                                  METHOD OF FILING


- 3.    Amendment to Limited Partnership                              (1)
        Agreement of Columbia Futures Fund,
        dated as of February 14, 1985.

-10.    Advisory Agreement among the Partnership,                     (2)
        Demeter Management Corporation, and John
        W. Henry & Co., Inc. dated as of January
        20, 1987.

-10.    December 31, 1995 Annual Report to Limited Partners.          (3)


(1) Incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985.

(2) Incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1986.

(3)     Filed herewith.

Columbia
Futures
Fund





December 31, 1995
Annual Report


                              [LOGO] DEAN WITTER

DEAN WITTER
Two World Trade Center 62nd Floor
New York, NY 10048 Telephone (212) 392-8899

COLUMBIA FUTURES FUND
ANNUAL REPORT
1995

Dear Limited Partner:

This marks the thirteenth annual report for the Columbia Futures Fund (the "Fund"). This is the eleventh report filed by Demeter Management Corporation, the Fund's General Partner since February 1985. The Fund began the year trading at a Net Asset Value per Unit of $1,512.26 and finished 1995 at a Net Asset Value per Unit of $1,938.89, an increase of 28.2%. Since its inception in 1983, the Fund has increased by 98.2% (a compound annualized return of 5.6%).

The Fund recorded gains during the first quarter as a result of a strong upward trend in the value of the Japanese yen relative to the U.S. dollar during February and March. Additionally, trading in the financial futures and energy markets during February and March resulted in profit from the Fund's long positions in U.S. interest rate futures, as well as in long positions in crude oil futures. Smaller trading gains were recorded in soft commodities from cotton futures trading. Trading losses recorded during January as a result of trend reversals in the currency markets, coupled with erratic price movement in a majority of the other markets traded, offset a small portion of the overall Fund gains recorded during the first quarter.

The second quarter began with trading gains in April as a result of a continued upward move in the value of the Japanese yen relative to the U.S. dollar. Continued strengthening in global bond futures also contributed to gains recorded in April. The value of the U.S. dollar, which had been declining versus the Japanese yen and other world currencies, moved higher causing losses for the Fund's previously established Japanese yen and European currency positions during May. Small trading losses were recorded in June as losses experienced in the financial futures markets, coupled with losses in the currency, agricultural and metals markets, more than offset trading gains in the energy and soft commodities markets.

The Fund's only negative performance quarter during 1995 was the result of trendless and volatile price movement in a majority of the markets traded by the Fund. The majority of the losses in July were recorded in global stock index futures and U.S. interest rate futures. Trading losses in the soft commodities and base metals markets during August resulted in losses for the Fund. A portion of these losses was offset by gains in the currency markets as the value of the Japanese yen decreased relative to the U.S. dollar. During September, losses were the result of a dramatic downward move in crude oil prices late in the month after moving higher during the first half of the month, and a sharp and extremely significant reversal in the upward trend of the U.S. dollar relative to major European currencies on September 20 and 21.

Upward price trends in the financial futures and agricultural markets resulted in profits for the Fund's long positions in U.S. Treasury bond and Treasury note futures as well as in corn and soybean futures. Additional gains were recorded in the energy markets during the final quarter as a result of trading crude oil, unleaded gas and gas oil futures. Trading losses in the currency and metals markets offset a portion of the overall gains recorded during the fourth quarter.

The diversification of multiple John W. Henry & Co., Inc. trading portfolios and significant price trends in a number of the markets traded resulted in an overall strong year for the Columbia Futures Fund. This diversity has benefited the Fund since John W. Henry & Co., Inc. took over as the Fund's sole Trading Advisor in 1988 and we believe it will continue to do so, given the opportunity of trending market conditions.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Dean Witter Account Executive.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,

    /s/ Mark J. Hawley

    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

COLUMBIA FUTURES FUND
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Columbia Futures Fund (the "Partnership") as of December 31, 1995 and 1994 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Futures Fund as of December 31, 1995 and 1994 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

February 21, 1996
New York, New York

COLUMBIA FUTURES FUND
STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                          -------------------
                                                            1995      1994
                                                          --------- ---------
                                                              $         $
                                   ASSETS
Equity in Commodity futures trading accounts:
 Cash                                                     7,028,474 5,633,843
 Net unrealized gain on open
   contracts                                                836,228 1,033,911
                                                          --------- ---------
 Total Trading Equity                                     7,864,702 6,667,754
Interest receivable (DWR)                                    27,436    26,786
                                                          --------- ---------
 Total Assets                                             7,892,138 6,694,540
                                                          ========= =========
                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Administrative expenses payable                             96,611     6,752
 Redemptions payable                                         59,640    65,027
 Accrued management fee                                      25,825    22,150
 Accrued brokerage commissions (DWR)                         20,693    19,300
 Accrued transaction fees and costs                           1,699     1,364
                                                          --------- ---------
 Total Liabilities                                          204,468   114,593
                                                          --------- ---------
PARTNERS' CAPITAL
 Limited Partners (3,864.982 and 4,251.065 Units, respec-
   tively)                                                7,493,781 6,428,721
 General Partner (100 Units)                                193,889   151,226
                                                          --------- ---------
 Total Partners' Capital                                  7,687,670 6,579,947
                                                          --------- ---------
 Total Liabilities and Partners'
   Capital                                                7,892,138 6,694,540
                                                          ========= =========
NET ASSET VALUE PER UNIT                                   1,938.89  1,512.26
                                                          ========= =========

   The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
STATEMENTS OF OPERATIONS

                                      FOR THE YEARS
                                          ENDED
                                       DECEMBER 31,
                               ------------------------------
                                 1995       1994      1993
                               ---------  --------  ---------
                                   $         $          $
REVENUES
Trading Profit (Loss):
 Realized                      2,608,057   442,848  1,143,962
 Net change in unrealized       (197,683) (215,114)   659,575
                               ---------  --------  ---------
 Total Trading Results         2,410,374   227,734  1,803,537
Interest income (DWR)            346,311   255,080    190,900
                               ---------  --------  ---------
 Total Revenues                2,756,685   482,814  1,994,437
                               ---------  --------  ---------
EXPENSES
Brokerage commissions (DWR)      361,179   416,667    463,293
Management fee                   306,556   293,249    308,071
Administrative expenses          129,000    66,000     32,000
Incentive fees                   115,561    78,504    129,004
Transaction fees and costs        29,130    33,146     37,249
                               ---------  --------  ---------
 Total Expenses                  941,426   887,566    969,617
                               ---------  --------  ---------
Net Income (Loss)              1,815,259  (404,752) 1,024,820
                               =========  ========  =========
Net Income (Loss) Allocation:
Limited Partners               1,772,596  (407,149)   984,737
General Partner                   42,663     2,397     40,083
Net Income (Loss) per Unit:
Limited Partners                  426.63    (92.18)    201.43
General Partner                   426.63    (92.18)    201.43

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                  UNITS OF
                                 PARTNERSHIP  LIMITED   GENERAL
                                  INTEREST   PARTNERS   PARTNER     TOTAL
                                 ----------- ---------  --------  ---------
                                                 $         $          $
Partners' Capital, December 31,
1992                              5,322.046  7,187,699   279,200  7,466,899
Net Income                              --     984,737    40,083  1,024,820
Redemptions                        (461.432)  (693,172)      --    (693,172)
                                  ---------  ---------  --------  ---------
Partners' Capital, December 31,
1993                              4,860.614  7,479,264   319,283  7,798,547
Net Income (Loss)                       --    (407,149)    2,397   (404,752)
Redemptions                        (509.549)  (643,394) (170,454)  (813,848)
                                  ---------  ---------  --------  ---------
Partners' Capital, December 31,
1994                              4,351.065  6,428,721   151,226  6,579,947
Net Income                              --   1,772,596    42,663  1,815,259
Redemptions                        (386.083)  (707,536)      --    (707,536)
                                  ---------  ---------  --------  ---------
Partners' Capital, December 31,
1995                              3,964.982  7,493,781   193,889  7,687,670
                                  =========  =========  ========  =========

   The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
STATEMENTS OF CASH FLOWS

                                                     FOR THE YEARS
                                                         ENDED
                                                      DECEMBER 31,
                                             --------------------------------
                                               1995        1994       1993
                                             ---------  ----------  ---------
                                                 $          $           $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                            1,815,259    (404,752) 1,024,820
Noncash item included in net income (loss):
 Net change in unrealized                      197,683     215,114   (659,575)
(Increase) decrease in
  operating assets:
 Interest receivable (DWR)                        (650)    (10,578)     1,020
Increase (decrease) in
  operating liabilities:
 Administrative expenses payable                89,859     (41,648)   (12,493)
 Accrued management fee                          3,675      (4,093)       992
 Accrued brokerage commissions (DWR)             1,393      (2,284)    (5,552)
 Accrued transaction fees and costs                335        (245)      (525)
 Incentive fees payable                            --      (58,253)    58,253
                                             ---------  ----------  ---------
Net cash provided by (used for) operating
  activities                                 2,107,554    (306,739)   406,940
                                             ---------  ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Increase (decrease) in redemptions payable      (5,387)     48,894    (93,302)
Redemptions of units                          (707,536)   (813,848)  (693,172)
                                             ---------  ----------  ---------
Net cash used for financing activities        (712,923)   (764,954)  (786,474)
                                             ---------  ----------  ---------
Net increase (decrease) in cash              1,394,631  (1,071,693)  (379,534)
Balance at beginning of period               5,633,843   6,705,536  7,085,070
                                             ---------  ----------  ---------
Balance at end of period                     7,028,474   5,633,843  6,705,536
                                             =========  ==========  =========

   The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Columbia Futures Fund (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). Both DWR and the General Partner are wholly-owned subsidiaries of Dean Witter, Discover & Co.

The General Partner is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

BASIS OF ACCOUNTING--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements.

REVENUE RECOGNITION--Commodity futures contracts and forward contracts on foreign currencies are open commitments until settlement date. They are valued at market and the resulting unrealized gains and losses are reflected in income. Monthly, DWR pays the Partnership interest income based upon 80% of the average equity at a rate equal to the average yield on 13-Week U.S. Treasury Bills issued during such month.

NET INCOME (LOSS) PER UNIT--Net income (loss) per Unit is computed using the weighted average number of units outstanding during the period.

EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount because the Partnership has a master netting agreement with DWR.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--Brokerage commissions are accrued at 80% of DWR's published non-member rates on a half-turn basis.

Through March 31, 1995, brokerage commissions were capped at 1% per month of the adjusted Net Assets allocated to each trading program employed by the Trading Manager.

Effective April 1, 1995, the cap was reduced to 3/4 of 1%.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


Transaction fees and costs are accrued on a half-turn basis.

OPERATING EXPENSES--The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. The General Partner bears all other operating expenses.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of the General Partner. No distributions have been made to date.

REDEMPTIONS--Limited Partners may redeem their Units as of the end of any calendar month upon ten days advance notice by redemption form to the General Partner.

DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2002 regardless of its financial condition at such time, unless the term is extended in accordance with the Limited Partnership Agreement, upon a decline in Net Assets to less than $250,000, a decline in the Net Asset Value Per Unit to less than $343.22, or under certain other circumstances as defined in the Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

The Partnership pays brokerage commissions to DWR on trades executed on its behalf as described in Note 1. The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. For general administrative services performed for the Partnership, the General Partner receives a monthly administration fee which equals $1.50 per limited partner outstanding. For the years ended December 31, 1995, 1994 and 1993 the General Partner received $14,483, $15,888 and $17,288, respectively for such administrative services.

3. TRADING MANAGER

The General Partner, on behalf of the Partnership, retains a commodity trading manager to make all

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

trading decisions for the Partnership. Since January 22, 1988, John W. Henry & Co., Inc. has served as the sole trading manager.

Compensation to the trading manager consists of a management fee and an incentive fee as follows:

MANAGEMENT FEE--The management fee is accrued daily at the rate of 1/3 of 1% per month of the Partnership's managed Net Assets at each month-end.

INCENTIVE FEE--At the end of each quarter or upon redemption of a Partnership Unit, an incentive fee is assessed each Unit equal to 15 percent of the excess of the Unit value, excluding interest earned during the period, over the Unit value at the time immediately following the last incentive payment. Such incentive fee is accrued in each month in which new appreciation occurs. In those months in which new appreciation is negative, previous accruals, if any, during each fiscal quarter will be reduced.

4. FINANCIAL INSTRUMENTS

The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At December 31, 1995 and 1994 open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ---------------------------
                             1995          1994
                         ------------- -------------
                               $             $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase     8,458,000     2,380,000
 Commitments to Sell               --     14,196,000
Commodity Futures:
 Commitments to Purchase    10,525,000     5,361,000
 Commitments to Sell         3,128,000     4,117,000
Foreign Futures:
 Commitments to Purchase     9,982,000     2,332,000
 Commitments to Sell           615,000     4,576,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS
 Commitments to Purchase     5,654,000     8,156,000
 Commitments to Sell        15,147,000     9,301,000

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


A portion of the amounts indicated as off-balance-sheet risk in forward foreign currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gains on open contracts are reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $836,228 and $1,033,911 at December 31, 1995 and 1994,
respectively.

Of the $836,228 net unrealized gain on open contracts at December 31, 1995, $858,691 related to exchange-traded futures contracts and $(22,463) related to off-exchange-traded forward currency contracts. Of the $1,033,911 net unrealized gain on open contracts at December 31, 1994, $1,018,465 related to exchange-traded futures contracts and $15,446 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1995 and 1994 mature through December 1996 and September 1995, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1995 and 1994 mature through January 1996 and March 1995, respectively. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets, and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $7,887,165 and $6,652,308 at December 31, 1995 and 1994, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)

forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the year ended December 31, 1995, the average fair value of financial instruments held for trading purposes was as follows:

                                                  ASSETS   LIABILITIES
                                                 --------- -----------
                                                     $          $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               7,009,000  5,950,000
 Commodity Futures                               5,776,000  3,383,000
 Foreign Futures                                 5,277,000  2,371,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS:  7,829,000  9,743,000

DEAN WITTER REYNOLDS INC.
Two World Trade Center
62nd Floor
New York, NY 10048


                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148