Form 10-Q
period 1996-03-31
COLUMBIA FUTURES FUND
filed 1996-05-07
CIK 701286

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-Q



[X]       Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended March 31, 1996 or

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

Yes    X                                No

                        COLUMBIA FUTURES FUND

              INDEX TO QUARTERLY REPORT ON FORM 10-Q

                                                          March 31, 1996
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

          Statements of Financial Condition
          March 31, 1996 (Unaudited) and December 31, 1995.........2

          Statements of Operations for the Quarters Ended
          March 31, 1996 and 1995 (Unaudited)......................3

          Statements of Changes in Partners' Capital for
          the Quarters Ended March 31, 1996 and 1995
          (Unaudited)..............................................4

          Statements of Cash Flows for the Quarters Ended
          March 31, 1996 and 1995 (Unaudited)......................5

          Notes to Financial Statements (Unaudited)............. 6-9

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations........................................10-13

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................                                                             14

                                COLUMBIA FUTURES FUND
                       STATEMENTS OF FINANCIAL CONDITION


                                                                                 March 31,                   December 31,
                                                                                   1996                          1995
                                                                                     $                             $
                                                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                           6,858,748                       7,028,474
   Net unrealized gain on open contracts                                            513,174                         836,228

   Total Trading Equity                                                           7,371,922                       7,864,702

   Interest receivable (DWR)                                                         24,974                          27,436

   Due from DWR                                                                       6,154                               -

   Total Assets                                                                   7,403,050                       7,892,138


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Administrative expenses payable                                                  108,176                          96,611
   Redemptions payable                                                               59,435                          59,640
   Accrued management fee                                                            24,159                          25,825
   Accrued brokerage commissions (DWR)                                               21,125                          20,693
   Accrued transaction fees and costs                                                 1,748                           1,699

   Total Liabilities                                                                214,643                         204,468


Partners' Capital

   Limited Partners (3,767.967 and
    3,864.982 Units, respectively)                                                7,002,563                       7,493,781
   General Partner (100 Units)                                                      185,844                         193,889

   Total Partners' Capital                                                        7,188,407                       7,687,670

   Total Liabilities and Partners' Capital                                        7,403,050                       7,892,138


NET ASSET VALUE PER UNIT                                                           1,858.45                        1,938.89


                 The accompanying footnotes are an integral part
                        of these financial statements.

                      COLUMBIA FUTURES FUND
                   STATEMENTS OF OPERATIONS
                         (Unaudited)


                                                                               For the Quarters Ended March 31,
                                                                                1996                       1995
                                                                                  $                          $
REVENUES
   Trading profit (loss):
         Realized                                                                127,160                 1,309,350
         Net change in unrealized                                               (323,054)                  569,249

            Total Trading Results                                               (195,894)                1,878,599

         Interest Income (DWR)                                                    76,178                    81,082

            Total Revenues                                                      (119,716)                1,959,681

EXPENSES

         Brokerage commissions (DWR)                                              99,425                   108,253
         Management fee                                                           74,339                    72,532
         Administrative expenses                                                  15,000                    21,000
         Transaction fees and costs                                                8,168                     7,929
         Incentive fees                                                                -                    94,359

            Total Expenses                                                       196,932                   304,073

NET INCOME (LOSS)                                                               (316,648)                1,655,608


NET INCOME (LOSS) ALLOCATION

         Limited Partners                                                       (308,603)                1,617,114
         General Partner                                                          (8,045)                   38,494


NET INCOME (LOSS) PER UNIT

         Limited Partners                                                         (80.44)                   384.94
         General Partner                                                          (80.44)                   384.94


           The accompanying footnotes are an integral part of these financial statements.


                           COLUMBIA FUTURES FUND
                   STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                For the Quarters Ended March 31, 1996 and 1995
                                 (Unaudited)



                                                        Units of
                                                       Partnership           Limited             General
                                                        Interest            Partners             Partner              Total

Partner's Capital
  December 31, 1994                                      4,351.065           $6,428,721            $151,226          $6,579,947

Net Income                                                       -            1,617,114              38,494           1,655,608

Redemptions                                                (91.215)            (153,780)                  -            (153,780)

Partners' Capital
  March 31, 1995                                         4,259.850           $7,892,055            $189,720           $8,081,775



Partners' Capital
  December 31, 1995                                      3,964.982           $7,493,781            $193,889          $7,687,670

Net Loss                                                         -             (308,603)             (8,045)           (316,648)

Redemptions                                                (97.015)            (182,615)                  -            (182,615)

Partners' Capital
  March 31, 1996                                         3,867.967           $7,002,563            $185,844          $7,188,407




                           The accompanying footnotes are an integral part
                                  of these financial statements.


                                   COLUMBIA FUTURES FUND
                                STATEMENTS OF CASH FLOWS
                                     (Unaudited)





                                                                               For the Quarters Ended March 31,

                                                                                1996                       1995
                                                                                  $                          $
CASH FLOWS FROM OPERATING ACTIVITIES

   Net income (loss)                                                             (316,648)               1,655,608
   Noncash item included in net income (loss):
         Net change in unrealized                                                 323,054                 (569,249)

   (Increase) decrease in operating assets:
         Interest receivable (DWR)                                                  2,462                   (4,599)
         Due from DWR                                                              (6,154)                       -

   Increase (decrease) in operating liabilities:
         Administrative expenses payable                                           11,565                   (7,320)
         Accrued management fees                                                   (1,666)                    5,338
         Accrued brokerage commissions (DWR)                                          432                     4,318
         Accrued transaction fees and costs                                            49                       461
         Accrued incentive fees                                                         -                    94,359


   Net cash provided by operating activities                                       13,094                1,178,916


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in redemptions payable                                        (205)                   5,169
   Redemptions of units                                                          (182,615)                (153,780)

   Net cash used for financing activities                                        (182,820)                (148,611)

   Net increase (decrease) in cash                                               (169,726)               1,030,305

   Balance at beginning of period                                               7,028,474                5,633,843

   Balance at end of period                                                     6,858,748                6,664,148



          The accompanying footnotes are an integral part of these financial statements.

                          COLUMBIA FUTURES FUND
                       NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)


The financial statements include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition. The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 1995 Annual Report on Form 10-K.

1.  Organization
Columbia Futures Fund (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager who makes all trading decisions for the Partnership is John W. Henry & Co., Inc. Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

2.  Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds based on current 13-week U.S. Treasury Bill rates. Brokerage expenses incurred by the Partnership are paid to DWR.

                     COLUMBIA FUTURES FUND
              NOTES TO FINANCIAL STATEMENTS (CONTINUED)


3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At March 31, 1996, open contracts were:

                                  Contract or
                                Notional Amount

                                       $

Exchange Traded Contracts
Financial Futures:
 Commitments to Sell                16,474,000
 Commodity Futures:
 Commitments to Purchase            11,743,000
 Commitments to Sell                   885,000
 Foreign Futures:
 Commitments to Purchase               472,000
 Commitments to Sell                11,205,000
Off Exchange Traded Contracts
Forward Currency Contracts:
 Commitments to Purchase            10,650,000
 Commitments to Sell                 8,011,000


A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

                     COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $513,174 at March 31, 1996. Of this amount, $509,453 related to exchange traded futures contracts and $3,721 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at March 31, 1996 mature through March 1997. Off-exchange-traded- forward currency contracts held by the Partnership at March 31, 1996 mature through June 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty non-performance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.


The Partnership also has credit risk because the sole counterparty, with respect to most of the Partnership's assets, is DWR. Exchange traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own

                             COLUMBIA FUTURES FUND
                  NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gains on all open futures contracts, which funds totaled $7,368,201 at March 31, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all of such contracts, to perform.

For the quarter ended March 31, 1996 the average fair value of financial instruments held for trading purposes was as follows:

                                      Assets          Liabilities
                                        $                $


Exchange-Traded Contracts:
 Financial Futures                     4,823,000         8,629,000
 Commodity Futures                    10,369,000         1,861,000
 Foreign Futures                       5,729,000         4,610,000
Off-Exchange-Traded Foreign
 Currency Contracts                    9,839,000        12,676,000

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are on deposit in separate commodity interest trading accounts with DWR, and are used by the Partnership as margin to engage in commodity futures, forward contracts on foreign currency and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currency and other commodity interest trading, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investments in commodity futures, forward contracts and other commodity interests may be illiquid. If the price of the futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit," positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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


Capital Resources. The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter Ended March 31, 1996
For the quarter ended March 31, 1996 the Partnership's total trading losses net of interest income were $119,716. During the first quarter, the Partnership posted a loss in Net Asset Value per Unit. The most significant trading losses were recorded in the energy markets as a result of a reversal in oil prices during January which was followed by choppy price movement during February. These losses were partially offset by gains from long positions in crude oil futures as crude oil prices moved higher in March. In soft commodities, losses were recorded in January and

February as cotton prices moved without consistent direction. However, a portion of these losses was offset by gains recorded from sugar and cotton futures trading during March. Smaller losses were recorded in the metals and agricultural markets as base metals and soybean futures prices moved in a trendless pattern throughout the quarter. Trading gains were experienced in the currency markets as short Japanese yen, Swiss franc and German mark positions profited in January as the value of the U.S. dollar moved higher relative to most world currencies. Additional gains were experienced in March from long Australian dollar positions, as well as from transactions involving the Japanese yen. Losses recorded in February due to a sharp reversal upward in the value of the Japanese yen and most European currencies resulted in losses which offset a portion of the Fund's overall currency gains for the quarter. In the financial futures markets, gains were recorded in January from long global interest rate and stock index futures positions as prices in these markets trended higher. Smaller gains were recorded during March from short U.S. interest rate futures positions as U.S. bond futures prices moved lower. These gains more than offset losses recorded in February as a result of a sharp reversal experienced in the previous upward trend in global interest rate futures prices and in March from global stock index and non-U.S. interest rate futures trading. Total expenses for the quarter were $196,932, resulting in a net loss of $316,648. The value of an individual Unit in the Partnership decreased from $1,938.89 at December 1995 to $1,858.45 at March 31, 1996.

For the Quarter Ended March 31, 1995
For the quarter ended March 31, 1995, the Partnership's total trading revenues including interest income were $1,959,681. During the first quarter, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in the currency markets as a result of the decrease in value of the U.S. dollar versus the Japanese yen and major European currencies during February and March. Gains were also recorded in the financial futures markets as a result of trading U.S. interest rate futures as well as Japanese bond and Nikkei stock index futures during the quarter. Additional trading gains were recorded from transactions involving cotton in January and February and crude oil in March. Smaller trading losses in sugar, soybean products, silver and coffee offset a portion of overall gains for the Partnership during the quarter. Total expenses for the quarter were $304,073, generating net income of $1,655,608. The value of an individual Unit in the Partnership increased from $1,512.26 at December 31 1994 to $1,897.20 at March 31, 1995.

                   PART II.    OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K

     A)   Exhibits.

              None.

     B)  Reports on Form 8-K. - None.

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




                               Columbia Futures Fund L.P.
                                        (Registrant)

                               By: Demeter Management Corporation
                                   (General Partner)

May 15, 1996                   By:/s/            Patti L. Behnke
                                                 Patti L. Behnke
                                                Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.