Form 10-Q
period 1996-06-30
COLUMBIA FUTURES FUND
filed 1996-08-12
CIK 701286

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-Q



[X]       Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended June 30, 1996 or

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

                                   June 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

          Statements of Financial Condition
          June 30, 1996 (Unaudited) and December 31, 1995..........2

          Statements of Operations for the Quarters Ended
          June 30, 1996 and 1995 (Unaudited).......................3

          Statements of Operations for the Six Months Ended
          June 30, 1996 and 1995 (Unaudited).......................4

          Statements of Changes in Partners' Capital for
          the Six Months Ended June 30, 1996 and 1995
          (Unaudited)..............................................5

          Statements of Cash Flows for the Six Months Ended
          June 30, 1996 and 1995 (Unaudited).......................6

          Notes to Financial Statements (Unaudited).............7-11

Item 2.         Management's Discussion and Analysis
                of Financial Condition and Results of
                Operations........................................12-17

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K..................... 18
/TABLE

                                                       COLUMBIA FUTURES FUND
                                                 STATEMENTS OF FINANCIAL CONDITION


                                                                                 June 30,                    December 31,
                                                                                   1996                          1995
                                                                                     $                             $
                                                                                (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
   Cash                                                                            6,883,294                      7,028,474
   Net unrealized gain on open contracts                                             503,299                        836,228

   Total Trading Equity                                                            7,386,593                      7,864,702

   Interest receivable (DWR)                                                          25,079                         27,436
   Due from DWR                                                                        4,915                              -

   Total Assets                                                                    7,416,587                      7,892,138


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Administrative expenses payable                                                    63,919                         96,611
   Redemptions payable                                                                40,650                         59,640
   Accrued brokerage commissions (DWR)                                                24,843                         20,693
   Accrued management fees                                                            24,338                         25,825
   Accrued transaction fees and costs                                                  1,953                          1,699

   Total Liabilities                                                                 155,703                        204,468


Partners' Capital

   Limited Partners (3,689.577 and
    3,864.982 Units, respectively)                                                 7,069,283                      7,493,781
   General Partner (100 Units)                                                       191,601                        193,889

   Total Partners' Capital                                                         7,260,884                      7,687,670

   Total Liabilities and Partners' Capital                                         7,416,587                      7,892,138


NET ASSET VALUE PER UNIT                                                            1,916.01                       1,938.89



                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

                                                       COLUMBIA FUTURES FUND
                                                     STATEMENTS OF OPERATIONS
(Unaudited)


                                                                                For the Quarters Ended June 30,

                                                                                1996                       1995
                                                                                  $                          $
REVENUES
   Trading profit (loss):
         Realized                                                                 353,139                1,581,260
         Net change in unrealized                                                  (9,876)              (1,236,976)

            Total Trading Results                                                 343,263                  344,284

         Interest Income (DWR)                                                     77,046                   97,495

            Total Revenues                                                        420,309                  441,779

EXPENSES

         Brokerage commissions (DWR)                                              101,801                   80,997
         Management fees                                                           72,952                   83,830
         Administrative expenses                                                   16,000                   27,000
         Transaction fees and costs                                                 7,806                    7,716
         Incentive fees                                                                 -                   21,203

            Total Expenses                                                        198,559                  220,746

NET INCOME                                                                        221,750                  221,033


NET INCOME ALLOCATION

         Limited Partners                                                         215,993                  215,866
         General Partner                                                            5,757                    5,167


NET INCOME PER UNIT

         Limited Partners                                                           57.56                    51.67
         General Partner                                                            57.56                    51.67


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.

/TABLE

                                                       COLUMBIA FUTURES FUND
                                                     STATEMENTS OF OPERATIONS
(Unaudited)



                                                                               For the Six Months Ended June 30,

                                                                                1996                       1995
                                                                                  $                          $
REVENUES
   Trading profit (loss):
         Realized                                                                480,299                 2,890,610
         Net change in unrealized                                               (332,929)                 (667,727)

            Total Trading Results                                                147,370                 2,222,883

         Interest Income (DWR)                                                   153,224                   178,577

            Total Revenues                                                       300,594                 2,401,460


EXPENSES

         Brokerage commissions (DWR)                                             201,226                   189,250
         Management fees                                                         147,291                   156,362
         Administrative expenses                                                  31,000                    48,000
         Transaction fees and costs                                              15,975                     15,645
         Incentive fees                                                                -                   115,562

            Total Expenses                                                       395,492                   524,819

NET INCOME (LOSS)                                                               (94,898)                 1,876,641


NET INCOME (LOSS) ALLOCATION

         Limited Partners                                                       (92,610)                 1,832,980
         General Partner                                                         (2,288)                    43,661


NET INCOME (LOSS) PER UNIT

         Limited Partners                                                         22.88                     436.61
         General Partner                                                          22.88                     436.61


                                          The accompanying footnotes are an integral part
                                                  of these financial statements.



                                                       COLUMBIA FUTURES FUND
                                            STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                                          For the Six Months Ended June 30, 1996 and 1995
                                                            (Unaudited)




                                                        Units of
                                                       Partnership           Limited             General
                                                        Interest            Partners             Partner              Total

Partner's Capital
  December 31, 1994                                      4,351.065           $6,428,721            $151,226          $6,579,947

Net Income                                                       -            1,832,980              43,661           1,876,641

Redemptions                                               (194.666)            (356,309)                  -            (356,309)

Partners' Capital
  June 30, 1995                                          4,156.399           $7,905,392            $194,887          $8,100,279






Partners' Capital
  December 31, 1995                                      3,964.982           $7,493,781            $193,889          $7,687,670

Net Loss                                                         -              (92,610)             (2,288)            (94,898)

Redemptions                                               (175.405)            (331,888)                  -            (331,888)

Partners' Capital
  June 30, 1996                                          3,789.577            7,069,283             191,601           7,260,884









The accompanying footnotes are an integral part
                                                  of these financial statements.

                                                       COLUMBIA FUTURES FUND
                                                     STATEMENTS OF CASH FLOWS
(Unaudited)





                                                                               For the Six Months Ended June 30,

                                                                                1996                       1995
                                                                                  $                          $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                                            (94,898)                 1,876,641
   Noncash item included in net income (loss):
         Net change in unrealized                                               332,929                    667,727

   (Increase) decrease in operating assets:
         Interest receivable (DWR)                                                2,357                     (3,906)
         Due from DWR                                                            (4,915)                    (2,840)

   Increase (decrease) in operating liabilities:
         Accrued brokerage commissions (DWR)                                      4,150                     (5,201)
         Accrued management fees                                                 (1,487)                     5,249
         Accrued incentive fees                                                       -                     21,203
         Other liabilities                                                      (32,438)                    15,759

   Net cash provided by operating activities                                    205,698                  2,574,632


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase (decrease) in redemptions payable                                   (18,990)                    33,335
   Redemptions of units                                                        (331,888)                  (356,309)

   Net cash used for financing activities                                      (350,878)                  (322,974)


   Net increase (decrease) in cash                                             (145,180)                 2,251,658

   Balance at beginning of period                                             7,028,474                  5,633,843

   Balance at end of period                                                   6,883,294                  7,885,501




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

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

3.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At June 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                3,782,000
   Commitments to Sell                   16,020,000
 Commodity Futures:
   Commitments to Purchase                8,088,000
   Commitments to Sell                    4,148,000
 Foreign Futures:
   Commitments to Purchase                7,476,000
   Commitments to Sell                    4,931,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                8,082,000
   Commitments to Sell                   10,718,000

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)
A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $503,299 at June 30, 1996. Of this amount, $443,537 related to exchange-traded futures contracts and $59,762 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at June 30, 1996 mature through June 1997. Off-exchange-traded forward currency contracts held by the Partnership at June 30, 1996 mature through September 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these statements is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded-futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts which funds totaled $7,326,831 at June 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



For the quarter ended June 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                   Assets          Liabilities
                                     $                  $

Exchange-Traded Contracts:
  Financial Futures             4,475,000          11,282,000
  Commodity Futures             9,785,000           2,599,000
  Foreign Futures               6,692,000           4,021,000
Off-Exchange-Traded Forward
 Currency Contracts            11,456,000          15,290,000



4.  Subsequent Event

Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership will be capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are deposited in separate commodity trading accounts with DWR, and are used by the Partnership as margin to engage in trading commodity futures contracts, forward contracts on foreign currency and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currency and other commodity interest trading, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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


Capital Resources - The Partnership does not have, nor does it expect to have, any capital assets. Redemptions of additional Units in the future will impact the amount of funds available for investments in commodity futures contracts and other commodity interests. As redemptions are at the discretion of the Limited Partners, it is not possible to estimate the amount and therefore, the impact of future redemptions.

Results of Operations
For the Quarter and Six Months Ended June 30, 1996
For the quarter ended June 30, 1996, the Partnership's total trading revenues including interest income were $420,309. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains during the quarter were recorded in the currency markets as a decline in the value of the German mark and Swiss franc relative to the U.S. dollar resulted in profits for short German mark and Swiss franc positions during April. Smaller gains were experienced from transactions involving the Japanese yen during May and June. In the metals markets, gains were recorded from short gold, silver, copper and aluminum futures positions during June as prices in these markets moved lower. Trading gains recorded in the agricultural markets in April and May from long corn futures positions, added to the overall Fund gains for the quarter. In soft commodities, gains recorded in May and June from trading sugar futures more than offset losses in coffee, cotton and cocoa. Trading losses were recorded throughout the quarter in the financial futures markets from trendless price movement in global interest rate and stock index futures. A reversal lower in crude oil prices during May resulted in losses for the Fund's previously established long positions, thus offsetting a portion of overall Fund gains for the fiscal quarter. Total expenses for the quarter
were $198,559, resulting in net income of $221,750.   The value of
an individual Unit in the Partnership increased from $1,858.45 at March 31, 1996 to $1,916.01 at June 30, 1996.

For the six months ended June 30, 1996, the Partnership's total trading revenues including interest income were $300,594. During the first half of the year, the Partnership posted a decrease in Net Asset Value per Unit. The most significant trading losses were recorded in the financial futures and energy markets. In the financial futures markets, losses were experienced in non-U.S. interest rate and stock index futures trading during February and throughout the second quarter. Gains experienced from short U.S. interest rate positions between March and May offset a portion of these losses. In the energy markets, losses were recorded in crude oil futures as a result of a reversal in oil prices during January, which was followed by choppy price movement during February. A second reversal in oil prices during May resulted in additional losses for the Fund in soft commodities, losses from trading coffee and cotton futures more than offset gains experienced in sugar futures trading. Gains were recorded in the currency markets from short Swiss franc positions during January and April, as well as from transactions involving the Japanese yen during January and March. Smaller gains were experienced from transactions involving the Australian dollar during March and May and the German mark during January and April. In the metals markets, gains recorded in copper, gold and aluminum futures also helped to mitigate overall Fund losses for the first half of the year. In the agricultural markets, profits recorded from long corn futures positions during April and May more than offset losses experienced in soybean products as a result of trendless price movement throughout the first quarter. Total expenses for the period were $395,492,
resulting in a net loss of $94,898.   The value of an individual
Unit in the Partnership decreased from $1,938.89 at December 31, 1995 to $1,916.01 at June 30, 1996.

For the Quarter and Six Months Ended June 30, 1995
For the quarter ended June 30, 1995, the Partnership's total trading revenues including interest income were $441,779. During the second quarter, the Partnership posted an increase in Net Asset Value per Unit. The majority of the gains recorded by the Partnership were the result of gains recorded during April in the financial markets as a result of trading global interest rate futures. Smaller gains were recorded in the energy and soft commodities markets during June. Trading losses recorded in the agricultural markets throughout the quarter and in the energy markets in May offset a portion of overall gains recorded by the Partnership for the quarter. Additionally, losses recorded from trading in the currency markets from transactions involving European currencies during May and June more than offset currency gains recorded in April from transactions involving the Japanese yen. Total expenses for the quarter were $220,746, resulting in net income of $221,033. The value of an individual Unit in the Partnership increased from $1,897.20 at March 31, 1995 to $1,948.87 at June 30, 1995.

For the six months ended June 30, 1995, the Partnership's total trading revenues including interest income were $2,401,460. During the first six months, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the currency markets as a result of the decrease in value of the U.S. dollar versus the Japanese yen and major European currencies during February and March. Gains were also recorded in the financial futures markets as a result of trading U.S. interest rate futures, as well as Japanese bond and Nikkei stock index futures during the first and second quarters of 1995. Additional trading gains were recorded from transactions involving crude oil in March and June and cotton in January and February. Trading losses in soybean products, precious metals, coffee and sugar offset a portion of overall gains for the Partnership during the first half of the year. Total expenses for the period were

$524,819, resulting in net income of $1,876,641. The value of an individual Unit in the Partnership increased from $1,512.26 at December 31, 1994 to $1,948.87 at June 30, 1995.

                        PART II. OTHER INFORMATION


Item 6.             EXHIBITS AND REPORTS ON FORM 8-K

                    (A)       Exhibits - None.
                    (B)       Reports on Form 8-K - None.

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




                                      Columbia Futures Fund L.P.
                                         (Registrant)

                                      By: Demeter Management Corporation
                                          (General Partner)

August 12, 1996                       By:/s/       Patti L. Behnke
                                                   Patti L. Behnke
                                                   Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.