Form 10-Q
period 1996-09-30
COLUMBIA FUTURES FUND
filed 1996-11-08
CIK 701286

UNITED STATES
                                     SECURITIES AND EXCHANGE COMMISSION
                                           Washington, D.C. 20549

                                                  FORM 10-Q



[X]      Quarterly report pursuant to Section 13 or 15 (d) of the
Securities Exchange Act of 1934
For the Period ended September 30, 1996 or

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


c/o Demeter Management Corp.
Two World Trade Center, New York, NY 62 Fl                  10048
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

                                             September 30, 1996

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

         Statements of Financial Condition
         September 30, 1996 (Unaudited) and December 31, 1995.....2

         Statements of Operations for the Quarters Ended
         September 30, 1996 and 1995 (Unaudited)..................3

         Statements of Operations for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)..................4

         Statements of Changes in Partners' Capital for
         the Nine Months Ended September 30, 1996 and 1995
         (Unaudited)..............................................5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 1996 and 1995 (Unaudited)..................6

         Notes to Financial Statements.........................7-11

Item 2.       Management's Discussion and Analysis
              of Financial Condition and Results of
              Operations........................................12-17

PART II. OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.....................     18

                                            COLUMBIA FUTURES FUND
                                      STATEMENTS OF FINANCIAL CONDITION


                                                                 September 30,            December 31,
                                                                     1996                     1995
                                                                       $                        $
                                                                  (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
   Cash                                                            6,353,896                  7,028,474
   Net unrealized gain on open contracts                           1,015,160                    836,228

   Total Trading Equity                                            7,369,056                  7,864,702

Interest receivable (DWR)                                             24,489                     27,436
Due from DWR                                                          23,800                          -

   Total Assets                                                    7,417,345                  7,892,138


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

   Redemptions payable                                                90,405                     59,640
   Accrued administrative expenses                                    68,923                     96,611
   Accrued brokerage commissions (DWR)                                29,719                     20,693
   Accrued management fees                                            24,306                     25,825
   Other liabilities                                                   2,457                      1,699

   Total Liabilities                                                 215,810                    204,468


Partners' Capital

   Limited Partners (3,564.282 and
    3,864.982 Units, respectively)                                 7,005,002                  7,493,781
   General Partner (100 Units)                                       196,533                    193,889

   Total Partners' Capital                                         7,201,535                  7,687,670

   Total Liabilities and Partners' Capital                         7,417,345                  7,892,138


NET ASSET VALUE PER UNIT                                            1,965.33                   1,938.89



                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                            COLUMBIA FUTURES FUND
                                          STATEMENTS OF OPERATIONS
                                               (Unaudited)


                                                               For the Quarters Ended September 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                 (203,695)            (256,013)
        Net change in unrealized                                  511,860             (301,017)

          Total Trading Results                                   308,165             (557,030)

   Interest Income (DWR)                                           76,106               86,885

          Total Revenues                                          384,271             (470,145)

EXPENSES

   Brokerage commissions (DWR)                                    104,940               93,038
   Management fees                                                 71,164               75,565
   Administrative expenses                                         20,000               36,000
   Transaction fees and costs                                       9,414                7,369

          Total Expenses                                          205,518              211,972

NET INCOME (LOSS)                                                 178,753             (682,117)


NET INCOME (LOSS) ALLOCATION

   Limited Partners                                               173,821             (665,626)
   General Partner                                                  4,932              (16,491)


NET INCOME (LOSS) PER UNIT

   Limited Partners                                                 49.32              (164.91)
   General Partner                                                  49.32              (164.91)



                               The accompanying footnotes are an integral part
                                       of these financial statements.

                                            COLUMBIA FUTURES FUND
                                          STATEMENTS OF OPERATIONS
                                                (Unaudited)



                                                             For the Nine Months Ended September 30,

                                                                   1996                  1995
                                                                     $                     $
REVENUES
   Trading profit (loss):
        Realized                                                  276,604             2,634,598
        Net change in unrealized                                  178,932              (968,745)

          Total Trading Results                                   455,536             1,665,853

   Interest Income (DWR)                                          229,331               265,462

          Total Revenues                                          684,867             1,931,315


EXPENSES

   Brokerage commissions (DWR)                                    306,166               282,288
   Management fees                                                218,456               231,927
   Administrative expenses                                         51,000                84,000
   Transaction fees and costs                                      25,390                23,014
   Incentive fees                                                       -               115,562

          Total Expenses                                          601,012               736,791

NET INCOME                                                         83,855             1,194,524


NET INCOME ALLOCATION

   Limited Partners                                                81,211             1,167,354
   General Partner                                                  2,644                27,170


NET INCOME PER UNIT

   Limited Partners                                                 26.44                271.70
   General Partner                                                  26.44                271.70



                          The accompanying footnotes are an integral part
                                   of these financial statements.

                                            COLUMBIA FUTURES FUND
                                 STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
                            For the Nine Months Ended September 30, 1996 and 1995
                                                 (Unaudited)



                                              Units of
                                             Partnership        Limited          General
                                              Interest         Partners          Partner          Total
Partner's Capital
  December 31, 1994                           4,351.065        $6,428,721        $151,226       $6,579,947

Net Income                                            -         1,167,354          27,170        1,194,524

Redemptions                                    (280.852)         (513,391)              -         (513,391)

Partners' Capital
  September 30, 1995                          4,070.213        $7,082,684        $178,396       $7,261,080




Partners' Capital
  December 31, 1995                           3,964.982        $7,493,781        $193,889       $7,687,670

Net Income                                            -            81,211           2,644           83,855

Redemptions                                    (300.700)         (569,990)              -         (569,990)

Partners' Capital
  September 30, 1996                          3,664.282        $7,005,002        $196,533       $7,201,535






                   The accompanying footnotes are an integral part
                              of these financial statements.

                                            COLUMBIA FUTURES FUND
                                          STATEMENTS OF CASH FLOWS
                                                 (Unaudited)



                                                             For the Nine Months Ended September 30,

                                                                   1996                  1995
                                                                     $                     $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                       83,855               1,194,524
Noncash item included in net income:
        Net change in unrealized                                 (178,932)              968,745

   (Increase) decrease in operating assets:
        Interest receivable (DWR)                                   2,947                  (130)
        Due from DWR                                              (23,800)               (3,530)

   Increase (decrease) in operating liabilities:
        Accrued administrative expenses                           (27,688)               48,399
        Accrued brokerage commissions (DWR)                         9,026                (3,330)
        Accrued management fees                                    (1,519)                2,286
        Other liabilities                                             758                  (135)

Net cash provided by (used for) operating activities             (135,353)            2,206,829


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase in redemptions payable                                 30,765                 4,547
   Redemptions of units                                          (569,990)             (513,391)

Net cash used for financing activities                           (539,225)             (508,844)


Net increase (decrease) in cash                                  (674,578)            1,697,985

Balance at beginning of period                                  7,028,474             5,633,843

Balance at end of period                                        6,353,896             7,331,828



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

1.  Organization
Columbia Futures Fund (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures and forward contracts on foreign currencies. The General Partner for the Partnership is Demeter Management Corporation (the "General Partner"). The commodity broker is Dean Witter Reynolds Inc. ("DWR"). The trading manager who makes all trading decisions for the Partnership is John W. Henry & Company, Inc. Both the General Partner and DWR are wholly owned subsidiaries of Dean Witter, Discover & Co.

2.  Summary of Significant Accounting Policies
Effective September 1, 1996, maximum total brokerage commissions and transaction fees chargeable to the Partnership are capped at .65% per month of adjusted Net Assets as defined in the Limited Partnership Agreement.

3.  Related Party Transactions
The Partnership's cash is on deposit with DWR in commodity trading accounts to meet margin requirements as needed. DWR pays interest

                          COLUMBIA FUTURES FUND
                NOTES TO FINANCIAL STATEMENTS (CONTINUED)


on these funds based on current 13-week U.S. Treasury Bill rates.
Brokerage expenses incurred by the Partnership are paid to DWR.

4.  Financial Instruments
The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility. At September 30, 1996, open contracts were:

                                          Contract or
                                        Notional Amount
                                               $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase                7,376,000
   Commitments to Sell                   11,758,000
 Commodity Futures:
   Commitments to Purchase                3,547,000
   Commitments to Sell                    9,793,000
 Foreign Futures:
   Commitments to Purchase               14,748,000
   Commitments to Sell                      646,000
Off-Exchange-Traded Forward
 Currency Contracts
   Commitments to Purchase                6,602,000
   Commitments to Sell                    8,620,000


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

                          COLUMBIA FUTURES FUND
               NOTES TO FINANCIAL STATEMENTS (CONTINUED)


The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statement of Financial Condition and totaled $1,015,160 at September 30, 1996.
Of this amount, $1,028,301 related to exchange-traded futures contracts and $(13,141) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at September 30, 1996 mature through September 1997. Off-exchange-traded forward currency contracts held by the Partnership at September 30, 1996 mature through December 1996. The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk associated with counterparty nonperformance. The credit risk associated with these statements is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because DWR acts as the futures commission merchant or the sole counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, as the futures commission merchant for all of the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to segregate from its own assets and for the sole benefit of its commodity customers, all funds held by DWR

                           COLUMBIA FUTURES FUND
                   NOTES TO FINANCIAL STATEMENTS (CONTINUED)



with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $7,382,197 at September 30, 1996. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of DWR, the counterparty on all such contracts, to perform.

For the nine months ended September 30, 1996, the average fair value of financial instruments held for trading purposes was as follows:
                                     Assets         Liabilities
                                       $                 $
Exchange-Traded Contracts
  Financial Futures                 6,885,000        9,769,000
  Commodity Futures                 7,868,000        4,534,000
  Foreign Futures                   9,384,000        2,949,000
Off-Exchange-Traded Forward
 Currency Contracts                12,464,000       15,914,000



5.  Legal Matters
On September 6, 10, and 20, 1996, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, the General Partner, Dean Witter Futures and Currency Management Inc., Dean Witter, Discover & Co. (all such parties

                     COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)




referred to hereafter as the "Dean Witter Parties"), certain other limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors to those pools. Also, on September 18 and 20, 1996 similar purported class actions were filed in the Supreme Court of the State of New York, New York County, against the Dean Witter Parties and certain trading advisors on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. Generally, these complaints allege, among other things, that the defendants committed fraud, deceit, misrepresentation, breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in connection with the sale and operation of the various limited partnership commodity pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership's assets are deposited in separate commodity trading accounts with DWR, and are used by the Partnership as margin to engage in trading commodity futures contracts and forward contracts on foreign currency and other commodity interest trading. DWR holds such assets in either designated depositories or in securities approved by the Commodity Futures Trading Commission for investment of customer funds. The Partnership's assets held by DWR may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in commodity futures contracts, forward contracts on foreign currency and other commodity interest trading, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investments in commodity futures contracts, forward contracts and other commodity interests may be illiquid.
If the price for a futures contract for a particular commodity has increased or decreased by an amount equal to the "daily limit," positions in the commodity can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Commodity futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. Such market conditions could prevent the Partnership from promptly liquidating its commodity futures positions.

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

Results of Operations
For the Quarter and Nine Months Ended September 30, 1996
For the quarter ended September 30, 1996, the Partnership's total trading revenues including interest income were $384,271. During the third quarter, the Partnership posted an increase in Net Asset Value per Unit. The most significant trading gains were recorded in the energy markets from long positions in crude oil futures as prices trended higher throughout the quarter. Additional gains were recorded in the financial futures markets from long Japanese, European and Australian bond futures positions as global interest rate futures prices moved higher between July and September. A portion of the overall gains for the quarter was offset by losses experienced in the currency, soft commodities and agricultural markets. In the currency markets, losses were recorded from transactions involving the Swiss franc and the German mark as the value of these currencies moved in a choppy pattern relative to the U.S. dollar and other world currencies for a majority of the quarter. In soft commodities, losses were recorded as a result of trendless movement in coffee, cotton and sugar prices throughout most of the quarter. In the agricultural markets, losses were recorded as soybean and corn futures prices moved in an inconsistent pattern for a majority of the quarter. Total expenses for the quarter were $205,518, resulting in net income of $178,753. The value of an individual Unit in the Partnership increased from $1,916.01 at June 30, 1996 to $1,965.33 at September 30, 1996.

For the nine months ended September 30, 1996, the Partnership's total trading revenues including interest income were $684,867. During the first nine months, the Partnership posted an increase in Net Asset Value per Unit. The most significant gains were recorded in the currency markets from short Swiss franc positions during January and April, as well as from transactions involving the Japanese yen during January, March and most of the third quarter. Additional gains were recorded in the energy markets from long crude oil futures positions as prices trended higher throughout the third quarter. These gains more than offset losses in crude oil futures during the first six months of the year. In metals, gains were recorded from short aluminum and gold futures positions as prices declined sharply during September and June. A portion of overall gains during the first nine months of the year was offset by losses in soft commodities as a result of choppy price movement in coffee and cotton futures during a majority of the first three quarters. In financial futures trading, losses were recorded as a result of short-term volatile movement in non-U.S. stock index futures prices during the first nine months of the year. In interest rate futures, gains experienced during the third quarter from long European and Australian bond futures positions more than offset losses recorded during the first half of the year in global interest rate futures trading. In the agricultural markets, losses were recorded in soybean products during the first and third quarters as soybean prices moved in a trendless pattern. Gains in corn futures trading during April, May and September helped to mitigate these losses. Total expenses for the period were $601,012, resulting in net income of $83,855. The value of an individual Unit in the Partnership increased from $1,938.89 at December 31, 1995 to $1,965.33 at September 30, 1996.

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

For the nine months ended September 30, 1995, the Partnership's total trading revenues including interest income were $1,931,315. During the first three quarters of the year, the Partnership posted a gain in Net Asset Value per Unit. The most significant trading gains were recorded in the currency markets as a result of trending movement in the value of the Japanese yen versus the U.S. dollar in the first nine months of the year and major European currencies during February and March. Gains were also recorded in the financial futures markets as global interest rate futures prices trended higher during the first and second quarters of 1995. Smaller gains were recorded in Japanese stock index trading as Nikkei index futures prices declined the first half of the year. Trading losses were recorded in the agricultural, metals and soft commodities markets as a result of short-term price volatility across a majority of the markets in these sectors during most of the year. Smaller losses were recorded in crude oil as losses recorded during the third quarter more than offset gains recorded in this market earlier in the year. Total expenses for the period were $736,791, resulting in net income of $1,194,524. The value of an individual Unit in the Partnership increased from $1,512.26 at December 31, 1994 to $1,783.96 at September 30, 1995.

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




                                      Columbia Futures Fund L.P.
                                        (Registrant)

                                      By: Demeter Management Corporation
                                          (General Partner)

November 7, 1996                      By:/s/         Patti L. Behnke
                                                     Patti L. Behnke
                                                     Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.