Form 10-K/A
period 1997-03-31
COLUMBIA FUTURES FUND
filed 1997-04-22
CIK 701286

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                       FORM 10-K-A

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

                                  COLUMBIA FUTURES FUND
                                        (Registrant)

                                  BY:  Demeter Management Corporation,
                                        General Partner

March 31, 1997                    BY: /s/ Mark J. Hawley
                                          Mark J. Hawley, Director and
                                          President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/  Mark J. Hawley                            March 31, 1997
          Mark J. Hawley, Director and
            President

    /s/  Richard M. DeMartini                      March 31, 1997
          Richard M. DeMartini, Director
            and Chairman of the Board


    /s/  Lawrence Volpe                            March 31, 1997
          Lawrence Volpe, Director


    /s/  Laurence E. Mollner                       March 31, 1997
          Laurence E. Mollner, Director


    /s/  Joseph G. Siniscalchi                     March 31, 1997
          Joseph G. Siniscalchi, Director


    /s/  Edward C. Oelsner III                     March 31, 1997
          Edward C. Oelsner III, Director


    /s/  Robert E. Murray                          March 31, 1997
          Robert E. Murray, Director


    /s/  Patti L. Behnke                           March 31, 1997
          Patti L. Behnke, Chief Financial
            Officer and Principal Accounting
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