Form 10-Q
period 1997-03-31
COLUMBIA FUTURES FUND
filed 1997-05-09
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended March 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-12431

                      COLUMBIA FUTURES FUND
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3103617
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

                         March 31, 1997

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1997 (Unaudited) and December 31, 1996........2

     Statements of Operations for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited).....................3

     Statements of Changes in Partners' Capital for
     the Quarters Ended March 31, 1997 and 1996
     (Unaudited).............................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1997 and 1996 (Unaudited).....................5

     Notes to Financial Statements (Unaudited)............6-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.......................................12-16

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................17-18

Item  6.  Exhibits  and  Reports on Form  8-K............   19



                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading
 accounts:
 Cash                                8,377,335      8,233,513
 Net unrealized gain on open
  contracts                            489,738     365,976

 Total Trading Equity                8,867,073       8,599,489

 Interest receivable (DWR)             31,672          28,574

 Total Assets                       8,898,745       8,628,063


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   82,257          23,091
 Administrative expenses payable       78,867           67,548
 Incentive fee payable                 75,961        150,103
 Accrued management fee                29,255          28,381
 Accrued brokerage commissions (DWR)   13,211          16,631
 Accrued transaction fees and costs       977           1,324

 Total Liabilities                    280,528         287,078


Partners' Capital

 Limited Partners (3,406.811 and
  3,512.282 Units, respectively)     8,372,460      8,110,079
 General Partner (100 Units)          245,757         230,906

 Total Partners' Capital            8,618,217       8,340,985

 Total Liabilities and Partners' Capital  8,898,745    8,628,063


NET ASSET VALUE PER UNIT              2,457.57       2,309.06

         The accompanying footnotes are an integral part of these financial statements.





                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,
                                       1997            1996
                                        $               $
REVENUES
 Trading profit (loss):
    Realized                          585,978        127,160
    Net change in unrealized          123,762       (323,054)

      Total Trading Results           709,740       (195,894)

    Interest Income (DWR)              89,551         76,178

      Total Revenues                  799,291       (119,716)

EXPENSES

    Management fee                     87,001         74,339
    Brokerage commissions (DWR)        79,357         99,425
    Incentive fees                     76,966             -
    Administrative expenses            17,000         15,000
    Transaction fees and costs          6,571          8,168

      Total Expenses                  266,895        196,932

NET INCOME (LOSS)                     532,396       (316,648)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                  517,545      (308,603)
    General Partner                    14,851        (8,045)


NET INCOME (LOSS) PER UNIT

    Limited Partners                   148.51        (80.44)
    General Partner                    148.51        (80.44)



        The accompanying footnotes are an integral part of these financial statements.




                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1997 and 1996
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total
Partners' Capital,
 December 31, 1995    3,964.982  $7,493,781  $193,889  $7,687,670

Net Loss                       -   (308,603)   (8,045) (316,648)

Redemptions              (97.015)   (182,615)      -   (182,615)

Partners' Capital,
 March 31, 1996       3,867.967  $7,002,563  $185,844  $7,188,407




Partner's Capital,
 December 31, 1996    3,612.282  $8,110,079  $230,906 $8,340,985

Net Income                     -   517,545     14,851   532,396

Redemptions            (105.471)  (255,164)        -   (255,164)

Partners' Capital,
 March 31, 1997        3,506.811 $8,372,460  $245,757 $8,618,217



         The accompanying footnotes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                      For the Quarters Ended March 31,

                                             1997            1996
                                               $              $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                             532,396    (316,648)
 Noncash item included in net income (loss):
    Net change in unrealized                  (123,762)    323,054

 (Increase) decrease in operating assets:
    Interest receivable (DWR)                   (3,098)      2,462
    Due from DWR                                     -      (6,154)

 Increase (decrease) in operating liabilities:
    Administrative expenses payable             11,319      11,565
    Incentive fee payable                      (74,142)         -
    Accrued management fees                        874      (1,666)
    Accrued brokerage commissions (DWR)         (3,420)        432
    Accrued transaction fees and costs            (347)         49


 Net cash provided by operating activities     339,820     13,094


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase (decrease) in redemptions payable     59,166      (205)
 Redemptions of units                         (255,164)   (182,615)

 Net cash used for financing activities       (195,998)   (182,820)

 Net increase (decrease) in cash               143,822     (169,726)

 Balance at beginning of period              8,233,513    7,028,474

 Balance at end of period                    8,377,335   6,858,748




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

Partnership's December 31, 1996 Annual Report on Form 10-K.



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

("JWH").   Both Demeter and DWR are wholly owned subsidiaries  of

Dean Witter, Discover & Co. ("DWD").



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  in  commodity trading

accounts  to  meet  margin  requirements  as  needed.   DWR  pays

interest

                     COLUMBIA FUTURES FUND
on these funds based on current 13-week U.S. Treasury Bill rates.

Brokerage expenses incurred by the Partnership are paid to DWR.


3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices,  commodities, currencies,  petroleum  and precious  metals.  Futures and forwards represent  contracts  for delayed delivery of an instrument at a specified date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate volatility.   At  March  31,  1997  and

December 31, 1996, open contracts were:

                                 Contract or Notional Amount
                            March 31, 1997   December 31, 1996
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase         -               5,890,000
   Commitments to Sell         12,605,000          5,281,000
 Commodity Futures:
   Commitments to Purchase      5,414,000          1,723,000
   Commitments to Sell          1,884,000          5,004,000
 Foreign Futures:
   Commitments to Purchase        339,000          3,327,000
   Commitments to Sell          4,829,000          4,040,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      8,680,000          9,367,000
   Commitments to Sell         10,642,000          6,091,000

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


The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statement  of Financial Condition and totaled  $489,738  and

$365,976  at  March 31, 1997 and December 31, 1996, respectively.

Of  the $489,738, net unrealized gain on open contracts at  March

31,  1997  $478,696 related to exchange traded futures  contracts and  $11,042  related  to  off-exchange-traded  forward  currency contracts.  Of the $365,976 net unrealized gain on open contracts at  December 31, 1996 $381,231 related to exchange-traded futures contracts  and  $(15,255) related to off-exchange-traded  forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31, 1997 and December 31, 1996, mature through March  1998 and September 1997, respectively.  Off-exchange-traded-forward

                     COLUMBIA FUTURES FUND
currency contracts held by the Partnership at March 31, 1997  and

December  31,  1996,  mature through June 1997  and  March  1997,

respectively.  The contract amounts in the above table  represent the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission to segregate  from  its own  assets  and for the sole benefit of its commodity customers,

all  funds  held  by DWR with respect to exchange-traded  futures contracts  including an amount equal to the net unrealized  gains on all open futures contracts, which funds totaled $8,856,031 and

$8,614,744 at March

                      COLUMBIA FUTURES FUND

31,  1997  and December 31, 1996, respectively.  With respect  to the Partnership's off-exchange-traded forward currency contracts,

there  are  no  daily settlements of variations in value  nor  is there  any requirement that an amount equal to the net unrealized gain  on  open forward contracts be segregated.  With respect  to

those   off-exchange-traded  forward  currency   contracts,   the

Partnership  is  at  risk  to  the  ability  of  DWR,  the   sole

counterparty on all of such contracts, to perform.



For  the quarter ended March 31, 1997 and the year ended December

31,  1996,  the average fair value of financial instruments  held for trading purposes was as follows:

                                               March 1997
                                      Assets         Liabilities
                                         $                   $

Exchange-Traded Contracts
  Financial Futures                   1,472,000       10,536,000
  Commodity Futures                   3,695,000        3,165,000
  Foreign Futures                     5,228,000        2,434,000
Off-Exchange-Traded Forward
 Currency Contracts                  11,871,000       13,384,000

                      COLUMBIA FUTURES FUND

            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



                                             December 1996
                                     Assets          Liabilities
                                         $                $

Exchange-Traded Contracts:
  Financial Futures                 7,988,000          9,207,000
  Commodity Futures                 6,451,000          5,433,000
  Foreign Futures                   8,788,000          3,870,000
Off-Exchange-Traded Forward
 Currency Contracts                13,160,000         15,230,000

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

         CONDITION AND RESULTS OF OPERATIONS



Liquidity  - The Partnership's assets are on deposit in  separate commodity interest trading accounts with DWR, and are used by the

Partnership as margin to engage in trading commodity futures  and

forward   contracts  on  foreign  currency  and  other  commodity

interest  trading.   DWR holds such assets in  either  designated

depositories  or in securities approved by the Commodity  Futures

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

Results of Operations

For the Quarter Ended March 31, 1997

For  the  quarter  ended March 31, 1997, the Partnership's  total trading revenues including interest income were $799,291.  During the  first  quarter, the Partnership posted an  increase  in  Net

Asset  Value per Unit.  The most significant gains were  recorded in  the  currency  markets  as  the  value  of  the  U.S.  dollar strengthened  relative to the Japanese yen and  Singapore  dollar during a majority of the quarter.  Additional currency gains were recorded during January and February from short positions in most major  European currencies as the U.S. dollar also trended higher

versus  these  currencies.   Gains were  also  recorded  in  soft

commodities from long coffee futures positions as prices  trended higher  during  January  and February.  In  agricultural  futures trading,  profits were recorded from long soybean meal  and  corn futures  positions  as  prices in these  markets  trended  higher during  March. Smaller gains were recorded in metals  from  short gold futures positions during January, as gold prices declined to their  lowest  levels in over three years, and from  long  copper futures  positions, as prices in this market moved higher  during

February.  Gains for the quarter were partially offset by  losses recorded  in the energy markets as crude oil prices  moved  in  a short-term volatile pattern during

January  and  March.  Smaller losses were recorded  in  financial futures  trading due to trendless price movement in  most  global interest rate futures during the quarter.  Total expenses for the

quarter  were $266,895,  generating net income of $532,396.   The

value  of  an  individual Unit in the Partnership increased  from

$2,309.06 at December 31, 1996 to $2,457.57 at March 31, 1997.



For the Quarter Ended March 31, 1996

For  the  quarter  ended March 31, 1996 the  Partnership's  total trading losses net of interest income were $119,716.  During  the first  quarter, the Partnership posted a decrease  in  Net  Asset

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

The value of an individual Unit in the Partnership decreased from

$1,938.89 at December 1995 to $1,858.45 at March 31, 1996.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

On  September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management, Inc.,  DWD  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors (including JWH)  to those pools.  Similar purported class actions were also filed  on

September  18 and 20, 1996 in the Supreme Court of the  State  of

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




                               Columbia Futures Fund L.P.
                               (Registrant)

                        By:    Demeter Management Corporation
                               General Partner)

May 9, 1997             By:/s/ Patti L. Behnke
                               Patti L. Behnke
                               Chief Financial Officer




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




                            Columbia Futures Fund L.P.
                            (Registrant)

                            By: Demeter Management Corporation
                               (General Partner)

May 7, 1997                 By:
                               Patti L. Behnke
                               Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.