Form 10-Q
period 1997-06-30
COLUMBIA FUTURES FUND
filed 1997-08-07
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the Period ended June 30, 1997 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-12431

                     COLUMBIA FUTURES FUND

     (Exact name of registrant as specified in its charter)


               New York                         13-3103617
(State or other jurisdiction of              (I.R.S. Employer
Incorporation  or organization)                    Identification
No.)


c/o Demeter Management Corporation
Two   World  Trade  Center,  62  Fl.,  New  York,  NY       10048
(Address of principal executive offices)             (Zip Code)

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

                         June 30, 1997




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1997 (Unaudited) and December 31, 1996..........2

     Statements of Operations for the Quarters Ended
     June 30, 1997 and 1996 (Unaudited).......................3

     Statements of Operations for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited).......................4

     Statements of Changes in Partners' Capital for
     the Six Months Ended June 30, 1997 and 1996
     (Unaudited)..............................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1997 and 1996 (Unaudited).......................6

     Notes to Financial Statements (Unaudited).............7-12

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................13-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................19-20

Item 5. Other Information....................................20

Item 6. Exhibits and Reports on Form 8-K.....................21





                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION


                                      June 30,     December 31,
                                        1997           1996
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                7,696,356      8,233,513
 Net unrealized gain on open contracts     333,273      365,976

 Total Trading Equity                8,029,629      8,599,489

 Interest receivable (DWR)             26,637          28,574
 Due from DWR                           8,558                 -

 Total Assets                       8,064,824       8,628,063


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Administrative expenses payable        71,134         67,548
 Accrued brokerage commissions (DWR)   27,845          16,631
 Accrued management fees               26,457          28,381
 Redemptions payable                   24,180          23,091
 Accrued transaction fees and costs      2,156          1,324
 Incentive fee payable                      -         150,103

 Total Liabilities                    151,772         287,078

Partners' Capital

 Limited Partners ( 3,348.941 and
  3,512.282 Units, respectively)     7,683,618      8,110,079
 General Partner (100 Units)          229,434         230,906

 Total Partners' Capital            7,913,052       8,340,985

 Total Liabilities and Partners' Capital 8,064,824     8,628,063


NET ASSET VALUE PER UNIT             2,294.34        2,309.06


        The accompanying footnotes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      (295,122)     353,139
    Net change in unrealized      (156,466)       (9,876)

      Total Trading Results       (451,588)     343,263

    Interest Income (DWR)           86,452         77,046

      Total Revenues              (365,136)      420,309

EXPENSES

    Brokerage commissions (DWR)     96,435      101,801
    Management fees                 82,184       72,952
    Administrative expenses         15,000       16,000
    Transaction fees and costs        8,927           7,806

      Total Expenses               202,546        198,559

NET INCOME (LOSS)                 (567,682)          221,750


NET INCOME (LOSS) ALLOCATION

    Limited Partners               (551,359)    215,993
    General Partner                 (16,323)      5,757


NET INCOME (LOSS) PER UNIT

    Limited Partners                (163.23)      57.56
    General Partner                 (163.23)      57.56


        The accompanying footnotes are an integral part of these financial statements.


                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)




                               For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       290,856      480,299
    Net change in unrealized       (32,703)     (332,929)

      Total Trading Results        258,153      147,370

    Interest Income (DWR)          176,003           153,224

      Total Revenues               434,156        300,594


EXPENSES

    Brokerage commissions (DWR)    175,792      201,226
    Management fees                169,185      147,291
     Incentive  fees                   76,966                   -
Administrative expenses             32,000       31,000
    Transaction fees and costs      15,499       15,975


      Total Expenses               469,442      395,492

NET LOSS                            (35,286)      (94,898)


NET LOSS ALLOCATION

    Limited Partners               (33,814)     (92,610)
    General Partner                 (1,472)      (2,288)


NET LOSS PER UNIT

    Limited Partners                (14.72)      (22.88)
    General Partner                 (14.72)      (22.88)


        The accompanying footnotes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1997 and 1996
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital,
 December 31, 1995     3,964.982 $7,493,781  $193,889 $7,687,670
Net Loss                       -    (92,610)   (2,288)  (94,898)
Redemptions             (175.405)  (331,888)         -  (331,888)

Partners' Capital,
 June 30, 1996         3,789.577  7,069,283   191,601 7,260,884



Partner's Capital,
 December 31, 1996    3,612.282  $8,110,079  $230,906  $8,340,985

Net  Loss                       -    (33,814)   (1,472)    (35,28
6)

Redemptions              (163.341)    (392,647)                 -
(392,647)

Partners' Capital,
  June 30, 1997         3,448.941  $7,683,618     $229,434  $7,913,052





         The accompanying footnotes are an integral part of these financial statements.


                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)




                               For the Six Months Ended June 30,

                                       1997            1996
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                         (35,286)      (94,898)
 Noncash item included in net loss:
    Net change in unrealized       32,703      332,929

 (Increase) decrease in operating assets:
    Interest receivable (DWR)       1,937        2,357
    Due from DWR                   (8,558)      (4,915)

 Increase (decrease) in operating liabilities:
    Administrative expenses payable 3,586       (32,692)
    Accrued brokerage commissions (DWR)    11,214       4,150
    Accrued management fees               (1,924)    (1,487)
      Accrued   transaction  fees  and   costs832             254
Incentive fee payable            (150,103)                -

  Net  cash provided by (used for) operating activities (145,599)
205,698


CASH FLOWS FROM FINANCING ACTIVITIES

     Increase     (decrease)    in    redemptions    payable1,089
(18,990)
 Redemptions of units            (392,647)      (331,888)

 Net cash used for financing activities(391,558)      (350,878)


 Net decrease in cash            (537,157)     (145,180)

 Balance at beginning of period 8,233,513     7,028,474

 Balance at end of period       7,696,356     6,883,294



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

Partnership's December 31, 1996 Annual Report on Form 10-K.



1.  Organization

Columbia   Futures  Fund  (the  "Partnership")   is   a   limited

partnership  organized  to engage in the speculative  trading  of commodity  futures  and forward contracts on  foreign  currencies

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker  is  Dean Witter Reynolds  Inc.  ("DWR").   The

trading   manager  who  makes  all  trading  decisions  for   the

Partnership  is  John  W. Henry & Company,  Inc.  ("JWH").   Both

Demeter  and DWR are wholly owned subsidiaries of Morgan Stanley,

Dean Witter, Discover & Co. ("MSDWD").



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

Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest  rate  volatility.   At  June  30,  1997  and

December 31, 1996, open contracts were:

                               Contract or Notional Amount
                            June 30, 1997    December 31, 1996
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
        Commitments      to      Purchase              25,027,000
5,890,000
   Commitments to Sell         2,919,000               5,281,000
 Commodity Futures:
   Commitments to Purchase     2,138,000           1,723,000
   Commitments to Sell         8,524,000           5,004,000
 Foreign Futures:
   Commitments to Purchase     9,801,000           3,327,000
   Commitments to Sell         5,226,000           4,040,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase     8,172,000           9,367,000
   Commitments to Sell         6,144,000           6,091,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $333,273  and

$365,976  at  June 30, 1997 and December 31, 1996,  respectively.

Of the $333,273 net unrealized gain on open contracts at June 30,

1997,  $351,214 related to exchange-traded futures contracts  and

$(17,941)   related  to  off-exchange-traded   forward   currency

contracts.  Of the $365,976 net unrealized gain on open contracts at December 31, 1996, $381,231 related to exchange-traded futures contracts  and  $(15,255) related to off-exchange-traded  forward currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1997  and  December 31, 1996 mature through  June  1998  and

September  1997, respectively.  Off-exchange-traded forward  cur-

rency  contracts  held by the Partnership at June  30,  1997  and

December  31, 1996 mature through September 1997 and March  1997,

respectively.  The contract amounts in the above table represent

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




the  Partnership's extent of involvement in the particular  class of  financial instrument, but not the credit risk associated with counterparty  nonperformance.  The credit  risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.




The  Partnership  also has credit risk because DWR  acts  as  the futures  commission  merchant  or  the  sole  counterparty,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded-futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from  its  own  assets and for the sole benefit of its  commodity customers,  all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$8,047,570 and $8,614,744 at June 30, 1997 and December 31, 1996,

respectively.   With  respect to the Partnership's  off-exchange-

traded forward currency contracts, there are no daily settlements of  variations  in  value nor is there any  requirement  that  an amount equal to the net unrealized gain on open forward contracts be segregated.  With respect to those off-exchange-traded forward currency contracts,

                     COLUMBIA FUTURES FUND
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



the  Partnership  is  at risk to the ability  of  DWR,  the  sole counterparty on all of such contracts, to perform.




For  the  six  months  ended June 30, 1997  and  the  year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1997
                                       Assets        Liabilities
                                         $               $

Exchange-Traded Contracts:
  Financial Futures                  7,016,000       8,280,000
  Commodity Futures                  3,750,000       4,647,000
  Foreign Futures                    5,483,000       3,116,000
Off-Exchange-Traded Forward
 Currency Contracts                 11,718,000      12,947,000


                                        December 31, 1996
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



4.  Subsequent Event

On  July  31,  1997,  DWR closed the sale  of  its  institutional futures business and foreign currency trading operations to  Carr

Futures

                      COLUMBIA FUTURES FUND
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



Inc.   ("Carr"),  a  subsidiary  of  Credit  Agricole   Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition  period of about three months, DWR  will  continue  to perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will  continue  to serve as a futures broker for the  Partnership with  Carr  providing  execution and clearing  services  for  the

Partnership's account.

Item  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity  - The Partnership's assets are on deposit  in  futures

interest  trading  accounts  with  DWR,  and  are  used  by   the

Partnership as margin to engage in futures interest trading.  DWR holds  such  assets  in  either  designated  depositories  or  in securities approved by the CFTC for investment of customer funds.

The Partnership's assets held by DWR may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose is to trade in futures interests, it is expected that the

Partnership  will continue to own such liquid assets  for  margin purposes.



The Partnership's investments in futures interests may, from time to time, be illiquid.  Most United States futures exchanges limit fluctuations in certain futures interest prices during  a  single day  by  regulations  referred to as  "daily  price  fluctuations limits" or "daily limits".  Pursuant to such regulations,  during a  single trading day no trades may be executed at prices  beyond the  daily limit.  If the price of a particular futures  interest has  increased  or  decreased by an amount equal  to  the  "daily limit",  positions in such futures interest can neither be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Futures interest prices  have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from promptly liquidating its futures interests and result in restrictions on redemptions. However, since the commencement of trading  by  the Partnership, there has never been  a  time  when illiquidity  has affected a material portion of the Partnership's assets.



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



Capital  Resources - The Partnership does not have, nor  does  it expect  to  have, any capital assets.  Redemptions and  sales  of additional  Units of Limited Partnership Interest in  the  future will  affect  the  amount of funds available for  investments  in futures interests in subsequent periods.  As redemptions  are  at the  discretion  of the Limited Partners, it is not  possible  to

estimate   the  amount  and  therefore  the  impact   of   future

redemptions.



Results of Operations

For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the  Partnership's  total trading losses net of including interest income were $365,136.

During  the second quarter, the Partnership posted a decrease  in

Net  Asset  Value per Unit.  Losses were recorded in  the  energy markets  as  crude oil prices moved without consistent  direction during  the  quarter.  In currencies, losses were  recorded  from short Japanese yen positions as its value reversed sharply higher relative  to  the  U.S.  dollar, after trending  lower  during  a majority  of  the  first quarter.  Smaller currency  losses  were recorded from transactions involving the Singapore dollar  during

May and June.  In financial futures, trendless price movement  in

Japanese government bond futures during a majority of the quarter also resulted in losses.  A portion of these losses was offset by gains  from long positions in Australian bond futures and  global stock  index  futures as prices in these markets  trended  higher during May and June.  In metals, profits were recorded from short gold  futures  positions as gold prices moved lower during  June.

Additional  gains  recorded from long  coffee  futures  positions during  April  and May and from short positions  in  agricultural

futures  during  June.   Total  expenses  for  the  quarter  were

$202,546, resulting in a net loss of $567,682.  The value  of  an individual  Unit in the Partnership decreased from  $2,457.57  at

March 31, 1997 to $2,294.34 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership's  total trading revenues including interest income were $434,156.  During the  first six months, the Partnership posted a decrease  in  Net

Asset  Value  per Unit.  Losses were recorded in  energy  futures trading as crude oil prices moved in a choppy pattern throughout most of the first six months of the year. Smaller losses were recorded  due to trendless price movement in Japanese  government

bond  futures  during  the  second  quarter.   Losses  were  also

recorded  in  European  and U.S. interest  rate  futures  trading during  the first quarter as prices in these markets moved  in  a similar  pattern.  These losses were partially offset by currency gains recorded during the first quarter as the value of the  U.S.

dollar  strengthened  relative to most  other  major  currencies.

Additional gains were recorded in soft commodities as long coffee futures  positions profited from an upward trend  during  January and February, as well as during April and May.  Smaller gains  in metals from short gold futures positions, as gold prices declined during  January and June, contributed in offsetting a portion  of overall  Partnership losses. Total expenses for the  period  were

$469,442,  resulting in a net loss of $35,286.  The value  of  an individual  Unit in the Partnership decreased from  $2,309.06  at

December 31, 1996 to $2,294.34 at June 30, 1997.



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

Net  Asset  Value per Unit.  The most significant trading  losses

were  recorded in the financial futures and energy  markets.   In

the  financial futures markets, losses were experienced  in  non-

U.S.  interest  rate  and  stock  index  futures  trading  during

February  and  throughout the second quarter.  Gains  experienced from short U.S.

interest rate positions between March and May offset a portion of

these  losses.   In the energy markets, losses were  recorded  in

crude  oil futures as a result of a reversal in oil prices during

January,  which  was  followed by choppy  price  movement  during

February.  A second reversal in oil prices during May resulted in additional losses for the Fund.  In soft commodities, losses from

trading  coffee  and  cotton  futures  more  than  offset   gains

experienced in sugar futures trading.  Gains were recorded in the currency markets from short Swiss franc positions during  January and  April,  as well as from transactions involving the  Japanese yen  during  January and March.  Smaller gains  were  experienced from  transactions involving the Australian dollar  during  March

and  May  and the German mark during January and April.   In  the

metals  markets,  gains  recorded in copper,  gold  and  aluminum futures also helped to mitigate overall Fund losses for the first half  of the year.  In the agricultural markets, profits recorded from  long corn futures positions during April and May more  than offset  losses  experienced in soybean products as  a  result  of

trendless  price  movement throughout the first  quarter.   Total

expenses for the period were $395,492, resulting in a net loss of

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

Futures  &  Currency Management, Inc., MSDWD  (all  such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors (including JWH)  to

those  pools.   On  June 16, 1997, the plaintiffs  in  the  above

actions filed a consolidated amended complaint. Similar purported class actions were also filed on September 18 and 20, 1996 in the

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


Item 5.  OTHER INFORMATION

On  July  21,  1997,  MSDWD,  the sole  shareholder  of  Demeter,

appointed  a  new  Board of Directors consisting  of  Richard  M.

DeMartini, Mark J. Hawley, Lawrence Volpe, Joseph G. Siniscalchi,

Edward C. Oelsner III, and Robert E. Murray.

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




                               Columbia Futures Fund L.P.
                               (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August   7,   1997                  By:/s/     Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.