Form 10-Q
period 1997-09-30
COLUMBIA FUTURES FUND
filed 1997-11-06
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549


                           FORM 10-Q


[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the Period ended September 30, 1997 or

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

Yes    X            No



                     COLUMBIA FUTURES FUND

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                       September 30, 1997


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1997 (Unaudited) and December 31, 1996.....2

     Statements of Operations for the Quarters Ended
     September 30, 1997 and 1996 (Unaudited)..................3

     Statements of Operations for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)..................4

     Statements of Changes in Partners' Capital for
     the Nine Months Ended September 30, 1997 and 1996
     (Unaudited)..............................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1997 and 1996 (Unaudited)..................6

     Notes to Financial Statements.........................7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................12-17

PART II. OTHER INFORMATION


Item 1. Legal Proceedings.................................18-19

Item 5. Other Information....................................19

Item 6. Exhibits and Reports on Form 8-K.....................20




                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION

                                              September 30,   December 31,
                                                 1997           1996
                                                   $              $
                                              (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
 Cash                                            8,021,882         8,233,513
 Net unrealized gain on open contracts             429,405           365,976

 Total Trading Equity                            8,451,287         8,599,489

Interest receivable (DWR)                           28,295            28,574
Due from DWR                                         6,819                 -

 Total Assets                                    8,486,401         8,628,063


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued administrative expenses                    72,652            67,548
 Redemptions payable                                68,911            23,091
 Accrued management fees                            27,897            28,381
 Accrued brokerage commissions (DWR)                15,597            16,631
 Accrued transaction fees and costs                  1,239             1,324
 Incentive fee payable                                   -           150,103

 Total Liabilities                                 186,296           287,078


Partners' Capital

 Limited Partners (3,272.512 and
  3,512.282 Units, respectively)                 8,053,995         8,110,079
 General Partner (100 Units)                       246,110           230,906

 Total Partners' Capital                         8,300,105         8,340,985

 Total Liabilities and Partners' Capital         8,486,401         8,628,063


NET ASSET VALUE PER UNIT                          2,461.10          2,309.06





        The accompanying footnotes are an integral part of these financial statements.


                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1997            1996
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       597,244     (203,695)
    Net change in unrealized        96,132      511,860

      Total Trading Results        693,376      308,165

 Interest Income (DWR)              87,640       76,106

      Total Revenues               781,016      384,271

EXPENSES

 Brokerage commissions (DWR)        95,299      104,940
 Management fees                    84,390       71,164
 Administrative expenses            17,000       20,000
 Transaction fees and costs          8,690        9,414

      Total Expenses               205,379      205,518

NET INCOME                         575,637      178,753


NET INCOME ALLOCATION

 Limited Partners                   558,961     173,821
 General Partner                     16,676       4,932


NET INCOME PER UNIT

 Limited Partners                    166.76       49.32
 General Partner                     166.76       49.32





        The accompanying footnotes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                             For the Nine Months Ended September 30,

                                     1997          1996
                                       $             $
REVENUES
 Trading profit:
    Realized                        888,100      276,604
    Net change in unrealized         63,429      178,932

      Total Trading Results          951,529     455,536

 Interest Income (DWR)               263,643     229,331

      Total Revenues               1,215,172     684,867


EXPENSES

 Brokerage commissions (DWR)         271,090     306,166
 Management fees                     253,574     218,456
 Incentive fees                       76,969           -
    Administrative expenses           49,000      51,000
 Transaction fees and costs           24,188      25,390

      Total Expenses                 674,821     601,012

NET INCOME                           540,351      83,855


NET INCOME ALLOCATION

 Limited Partners                    525,147      81,211
 General Partner                      15,204       2,644


NET INCOME PER UNIT

 Limited Partners                    152.04        26.44
 General Partner                     152.04        26.44



        The accompanying footnotes are an integral part of these financial statements.


                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1997 and 1996
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partners' Capital
 December 31, 1995    3,964.982  $7,493,781   $193,889 $7,687,670

Net Income                    -      81,211      2,644     83,855

Redemptions            (300.700)   (569,990)         -   (569,990)

Partners' Capital
 September 30, 1996   3,664.282  $7,005,002   $196,533 $7,201,535






Partner's Capital
 December 31, 1996    3,612.282  $8,110,079   $230,906 $8,340,985

Net Income                    -     525,147     15,204    540,351

Redemptions            (239.770)   (581,231)         -   (581,231)

Partners' Capital
  September 30, 1997  3,372.512  $8,053,995  $246,110  $8,300,105









         The accompanying footnotes are an integral part of these financial statements.




                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                      For the Nine Months Ended September 30,

                                                       1997           1996
                                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                              540,351    83,855
Noncash item included in net income:
    Net change in unrealized                            (63,429) (178,932)

(Increase) decrease in operating assets:
    Interest receivable (DWR)                               279     2,947
    Due from DWR                                         (6,819)  (23,800)

Increase (decrease) in operating liabilities:
    Accrued administrative expenses                       5,104   (27,688)
    Accrued management fees                                (484)   (1,519)
    Accrued brokerage commissions (DWR)                  (1,034)    9,026
    Accrued transaction fees and costs                      (85)      758
    Incentive fee payable                              (150,103)        -

Net  cash provided by (used for) operating activities   323,780  (135,353)


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable                         45,820    30,765
 Redemptions of units                                  (581,231) (569,990)

Net cash used for financing activities                 (535,411) (539,225)


Net decrease in cash                                   (211,631) (674,578)

Balance at beginning of period                        8,233,513 7,028,474

Balance at end of period                              8,021,882 6,353,896






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

(collectively, "futures interests").  The general partner for the

Partnership  is Demeter Management Corporation ("Demeter").   The

commodity  broker for most of the partnership's  transactions  is

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

Futures  Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez.

Following  the  sale,  Carr  became  the  counterparty   on   the

Partnership's  foreign  currency  trades.   However,   during   a

transition period of about four months, DWR will continue to

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




perform  certain  services relating to the Partnership's  futures trading  including clearance.  After such transition period,  DWR will continue to serve as a non-clearing commodity broker for the

Partnership  with  Carr  providing  all  clearing  services   for

Partnership transactions.



2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR pays interest on these funds based on current  13-

week U.S. Treasury Bill rates. Brokerage expenses incurred by the

Partnership are paid to DWR.



3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices,  commodities, currencies,  petroleum  and precious  metals.  Futures and forwards represent  contracts  for delayed delivery of an instrument at a specified date and  price.

Risk arises from changes in the value of these contracts and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including  interest rate volatility.  At September 30,  1997  and

December 31, 1996, open contracts were:

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




                               Contract or Notional Amount
                          September 30, 1997 December 31, 1996
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase       8,536,000          5,890,000
   Commitments to Sell           5,174,000          5,281,000
 Commodity Futures:
   Commitments to Purchase       4,750,000          1,723,000
   Commitments to Sell           3,208,000          5,004,000
 Foreign Futures:
   Commitments to Purchase       6,321,000          3,327,000
   Commitments to Sell               7,000          4,040,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      14,456,000          9,367,000
   Commitments to Sell          19,708,000          6,091,000



A  portion of the amounts indicated as off-balance-sheet risk  in

forward   currency   contracts  is  due  to  offsetting   forward

commitments to purchase and to sell the same currency on the same

date   in   the   future.   These  commitments  are  economically

offsetting,  but are not offset in the forward market  until  the settlement date.


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $429,405  and

$365,976   at   September  30,  1997  and  December   31,   1996,

respectively.   Of  the  $429,405 net  unrealized  gain  on  open

contracts at September 30, 1997, $133,464 related to exchange-

traded futures contracts and $295,941 related to off-exchange-

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




traded   forward  currency  contracts.   Of  the   $365,976   net

unrealized gain on open contracts at December 31, 1996,  $381,231

related   to  exchange-traded  futures  contracts  and  $(15,255)

related to off-exchange-traded forward currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1997 and December 31, 1996 mature through September

1998   and  September  1997,  respectively.   Off-exchange-traded

forward  currency contracts held by the Partnership at  September

30,  1997 and December 31, 1996 mature through December 1997  and

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



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the counterparty, with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with

variations  in  value  settled on a daily  basis.   DWR,  as  the

futures commission merchant for all of the Partnership's exchange-

traded-futures contracts, is required pursuant to regulations  of the  Commodity Futures Trading Commission ("CFTC")  to  segregate from its own assets and for the sole benefit of its commodity

                      COLUMBIA FUTURES FUND
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)


customers,  all funds held by DWR with respect to exchange-traded futures contracts including an amount equal to the net unrealized

gain   on   all  open  futures  contracts,  which  funds  totaled

$7,955,600 and $8,614,744 at September 30, 1997 and December  31,

1996,  respectively.   With  respect to  the  Partnership's  off-

exchange-traded forward currency contracts, there  are  no  daily settlements  of variations in value nor is there any  requirement that  an  amount equal to the net unrealized gain on open forward contracts  be  segregated.  With respect to  those  off-exchange-

traded forward currency contracts, the Partnership is at risk  to the  ability  of  Carr,  the sole counterparty  on  all  of  such contracts,  to perform. Carr's parent, Credit Agricole  Indosuez,

has guaranteed Carr's obligations to the Partnership.

For  the nine months ended September 30, 1997 and the year  ended

December   31,   1996,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                        September 30, 1997
                                       Assets       Liabilities
                                         $               $
Exchange-Traded Contracts:
  Financial Futures                  7,559,000       8,077,000
  Commodity Futures                  4,093,000       4,160,000
  Foreign Futures                    5,700,000       2,263,000
Off-Exchange-Traded Forward
 Currency Contracts                 14,033,000      18,044,000

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

Item  2.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS



Liquidity  - The Partnership's assets are on deposit  in  futures interest trading accounts with DWR and Carr, and are used by  the

Partnership as margin to engage in futures interest trading.  DWR and Carr hold such assets in either designated depositories or in securities approved by the CFTC for investment of customer funds.

The  Partnership's assets held by DWR and Carr  may  be  used  as

margin   solely  for  the  Partnership's  trading.    Since   the

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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1997

For the quarter ended September 30, 1997, the Partnership's total trading  revenues  of  including interest income  were  $781,016.

During  the third quarter, the Partnership posted a gain  in  Net

Asset  Value  per Unit.  Gains were recorded in the currency  and financial futures markets throughout the quarter. In currencies, gains were recorded as the value of the U.S. dollar strengthened relative  to most currencies.  As a result, profits were recorded from  short  positions  in the Malaysian  ringgit  and  Singapore dollar  during  the  quarter.  Smaller gains were  recorded  from trading  the  New  Zealand dollar, German mark and  French  franc during  the  quarter.  In financial futures trading,  gains  were recorded  from long Japanese bond futures positions as prices  in this  market moved higher during the quarter.  Smaller gains were recorded  from long European bond futures positions as prices  in these  markets also moved higher.  Additional gains were recorded

from  short  Nikkei  index futures positions  during  August.   A

portion of these gains was offset by losses recorded from trading crude oil as oil prices moved without consistent direction during

August  and  September.  In other markets, losses  were  recorded from  trendless price movement in coffee futures during September

and  corn futures during July and September.   Total expenses for

the  quarter were $205,379, resulting in net income of  $575,637.

The value of an individual Unit in the Partnership increased from

$2,294.34 at June 30, 1997 to $2,461.10 at September 30, 1997.



For  the  nine months ended September 30, 1997, the Partnership's total trading revenues including interest income were $1,215,171.

During  the first nine months of the year, the Partnership posted a  gain in Net Asset Value per Unit.  The most significant  gains were  recorded in the currency markets as the value of  the  U.S.

dollar  increased  relative to most world currencies  during  the first  and  third  quarters of the year.  Additional  gains  were recorded in the financial futures markets from long Japanese bond futures positions during the third quarter and from long positions in Australian bond futures during May, June, July and

September.   In  global stock index futures, gains were  recorded

from  short  Nikkei  index futures positions during  August.   In

metals, gains were recorded from short gold futures positions, as gold  prices declined during January and June.  These gains  were partially  offset by losses recorded in the energy  markets  from trading crude oil futures as oil prices moved in a choppy pattern throughout most of the year.  Smaller losses were recorded in the soft  commodities and agricultural markets as profits during  the first half of the year from trading coffee and corn futures  were offset  by  losses in these same markets due to  trendless  price movement during the third quarter.  Total expenses for the period were $674,820, resulting in net income of $540,351.  The value of an individual Unit in the Partnership increased from $2,309.06 at

December 31, 1996 to $2,461.10 at September 30, 1997.



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

September and June.  A portion of overall gains during the  first nine  months of the year was offset by losses in soft commodities as a result of choppy price movement in coffee and cotton futures during a majority of
the  first three quarters.  In financial futures trading,  losses were recorded as a result of short-term volatile movement in non-

U.S.  stock index futures prices during the first nine months  of the year.  In interest rate futures, gains experienced during the third  quarter  from  long European and Australian  bond  futures positions more than offset losses recorded during the first  half

of  the  year  in global interest rate futures trading.   In  the

agricultural  markets, losses were recorded in  soybean  products during the first and third quarters as soybean prices moved in  a trendless  pattern.  Gains in corn futures trading during  April,

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




                               Columbia Futures Fund L.P.
                               (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November   6,   1997                 By:/s/     Patti   L.   Behnke
Patti L. Behnke
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.