Form 10-K
period 1997-12-31
COLUMBIA FUTURES FUND
filed 1998-03-27
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report pursuant to Section 13  or  15  (d)  of  the
Securities Exchange Act of 1934
[No Fee Required]
For the fiscal year ended December 31, 1997 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934 [No Fee Required]
For     the     transition    period    from    _______________to
______________________

Commission File Number 0-12431
                     COLUMBIA FUTURES FUND

(Exact name of registrant as specified in its Limited Partnership
Agreement)

            NEW  YORK                                         13-
3103617
(State          or         other         jurisdiction          of
(I.R.S. Employer
             incorporation            of            organization)
Identification No.)

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10K. [X ]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, or the average bid and asked prices of such units, as of a specified date within 60 days prior to the date of filing: $9,017,653.69 at January 31, 1998.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)

                   COLUMBIA FUTURES FUND
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1997

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . .
 . . . .    1

Part I .

   Item 1. Business. . . . . . . . . . . . . . . . . . . . .
 . .  2-3

   Item 2. Properties. . . . . . . . . . . . . . . . . . . .
 . .    4

  Item 3. Legal Proceedings. . . . . . . . . . . . . . . . .
 .   4-5

   Item  4.  Submission of Matters to  a  Vote  of  Security
Holders . .  6

Part II.

  Item 5. Market for the Registrant's Partnership Units and
           Related Security Holder Matters . . . . . . . . .
 . .    7

   Item 6. Selected Financial Data . . . . . . . . . . . . .
 . . .  8

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . .  . .
 . . 9-16

  Item 8. Financial Statements and Supplementary Data. . . .
 .    16

  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . .
 .    16

Part III.

  Item10. Directors, Executive Officers, Promoters and
           Control Persons of the Registrant . . . . . . . .
 .    17-22

  Item11. Executive Compensation . . . . . . . . . . . . . .
 . .  22

  Item12. Security Ownership of Certain Beneficial Owners
          and Management . . . . . . . . . . . . . . . . . .
 .    22

  Item13. Certain Relationships and Related Transactions . .
22-23


Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . . . .
 .    24



            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:


          Documents Incorporated                        Part
of Form 10-K
         Partnership's     Annual     Report     on     Form
IV
     10-K for the fiscal year ended
     December 31, 1985, File No. 0-12431

         Partnership's     Annual     Report     on     Form
IV
     10-K for the fiscal year ended
     December 31, 1986, File No. 0-12431

         December    31,    1997    Annual    Report     for
II & IV
     the Columbia Futures Fund




















                           PART I

Item 1.  BUSINESS

      (a)  General Development of Business. Columbia Futures

Fund  (the  "Partnership") is a New York limited partnership formed  on  December 24, 1981, to engage in the  speculative trading  of  commodity futures contracts, including  futures contracts  in  foreign currencies and financial instruments,

and   other   commodity  interests  ("collectively   futures

interests").  The Partnership commenced trading on July  15,

1983.   The   Partnership's  General  Partner   is   Demeter

Management  Corporation ("Demeter"). Demeter  is  a  wholly-

owned subsidiary of Morgan Stanley, Dean Witter, Discover  &

Co. ("MSDWD").

      Through  July 31, 1997, the sole commodity broker  for

most of the Partnership's transactions was Dean Witter Reynolds,

Inc, ("DWR") also a subsidiary of MSDWD.  On July 31,

1997,  DWR  closed  the  sale of its  institutional  futures business  and  foreign currency trading operations  to  Carr

Futures,  Inc.  ("Carr"), a subsidiary  of  Credit  Agricole

Indosuez.   Following  the sale, Carr  became  the  clearing

commodity  broker for the Partnership's futures and  futures options  trades  and the counterparty on  the  Partnership's foreign currency trades.  DWR will continue to serve as  the non-clearing commodity broker for the Partnerships with Carr

providing   all  clearing  services  for  the  Partnerships'

transactions.

     Since 1988, the sole trading advisor of the Partnership

is  John  W.  Henry & Company, Inc. ("JWH") or the  "Trading

Advisor".   The Partnership's net asset value  per  unit  of

limited  partnership interest ("Unit"), as of  December  31,

1997,  was  $2,830.91,  representing  an  increase  of  22.6 percent  from  the net asset value per unit of $2,309.06  at

December 31, 1996.

     (b) Financial Information about Industry Segments.  The

Partner-ship's  business  comprises  only  one  segment  for

financial   reporting  purposes,  speculative   trading   of

commodity  futures contracts and other commodity  interests.

The  relevant financial information is presented in Items  6 and 8.

     (c) Narrative Description of Business.  The Partnership

was  formed  to  engage in speculative  trading  of  futures

contracts   and   commodity  interests  (including   futures

contracts  in foreign currencies and financial instruments),

pursuant to trading instructions provided by JWH.

      (d)  Financial Information About Foreign and  Domestic

Operations  and  Export  Sales.   The  Partnership  has  not

engaged  in  any operations in foreign countries;   however,

the  Partnership (through the commodity brokers) enters into forward contract transactions where foreign banks

are the contracting party and trades in futures interests on foreign exchanges.

Item 2.  PROPERTIES
      The  executive and administrative offices are  located

within the offices of DWR.  The DWR offices utilized by  the

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

Management, Inc.("DWFCM"), MSDWD, (all such parties referred to  hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the  general partner,  and  certain trading advisors (including  JWH)  to those  pools.  On June 16, 1997, the plaintiffs in the above actions  filed  a consolidated amended complaint,  alleging,

among  other  things, that the defendants  committed  fraud,

deceit,  negligent misrepresentation, various violations  of the  California Corporations Code, intentional and negligent breach  of  fiduciary duty, fraudulent and  unfair  business practices, unjust enrichment, and conversion in the sale and operation  of  the  various limited  partnerships  commodity

pools.   Similar purported class actions were also filed  on

September 18 and 20, 1996, in the Supreme Court of the

State of New York, New York County, and on November 14, 1996

in  the  Superior Court of the State of Delaware, New Castle

County,  against the Dean Witter Parties and certain trading advisors  (including  JWH) on behalf of  all  purchasers  of interests  in  various limited partnership  commodity  pools sold  by  DWR. A consolidated and amended complaint  in  the action pending in the Supreme Court of the State of New York was  filed  on August 13, 1997, alleging that the defendants committed  fraud,  breach of fiduciary duty,  and  negligent misrepresentation in the sale and operation of  the  various limited partnership commodity pools.  On December 16,  1997,

upon  motion  of the plaintiffs, the action pending  in  the

Superior  Court  of  the State of Delaware  was  voluntarily dismissed without prejudice. The complaints seek unspecified amounts  of  compen-satory and punitive  damages  and  other relief.  It is possible that additional similar actions  may be  filed  and  that, in the course of these actions,  other

parties  could  be  added as defendants.   The  Dean  Witter

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










































                          PART II

Item  5.  MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS  AND
RELATED                SECURITY HOLDER MATTERS

      There is no established public trading market for  the

Units  of  Limited Partnership Interest in the  Partnership.

The  number  of holders of Units at December  31,  1997  was approximately 649.  No distributions have been made  by  the

Partnership  since it commenced trading operations  on  July

15,  1983.   Demeter  has  sole discretion  to  decide  what

distributions,  if any, shall be made to  investors  in  the

Partnership.   No  determination has yet  been  made  as  to

future distributions.

Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                  For the Years Ended December 31,

                             1997        1996          1995        1994
1993
Total Revenues
(including interest) 2,827,745  2,295,489  2,756,685   482,814    1,994,437


Net Income (Loss)    1,782,050  1,340,938  1,815,259  (404,752)   1,024,820


Net Income (Loss)
Per Unit (Limited
& General Partners)     521.85     370.17     426.63    (92.18)     201.43


Total Assets         9,737,821  8,628,063  7,892,138  6,694,540   7,970,769


Total Limited Partners'
Capital              9,177,928  8,110,079  7,493,781  6,428,721   7,479,264


Net Asset Value Per
Unit of Limited
Partnership Interest  2,830.91   2,309.06   1,938.89   1,512.26   1,604.44





Item  7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND           RESULTS OF OPERATIONS

      Liquidity.  The Partnership's assets are deposited  in

separate  commodity trading accounts with DWR and Carr,  the commodity brokers, and are used by the Partnership as margin

to  engage in commodity futures contract trading.   DWR  and

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

      Credit  Risk. In addition to market risk, in  entering

into  futures,  options and forward  contracts  there  is  a credit  risk to the Partnership that the counterparty  on  a contract  will  not be able to meet its obligations  to  the

Partnership.   The ultimate counterparty of the  Partnership

for  futures contracts traded in the United States and  most foreign  exchanges on which the Partnership  trades  is  the clearinghouse associated with such exchange.  In general,  a clearinghouse  is backed by the membership of  the  exchange and  will act in the event of non-performance by one of  its members  or  one of its member's customers,  and,  as  such,

should  significantly reduce this credit risk.  For example,

a  clearinghouse may cover a default by (i) drawing  upon  a defaulting  member's  mandatory  contributions  and/or  non-

defaulting   members'  contributions  to   a   clearinghouse

guarantee fund, established lines or letters of credit  with banks, and/or the clearinghouse's surplus capital and  other available assets of the exchange and clearinghouse, or  (ii)

assessing  its  members.   In cases  where  the  Partnership

trades on a foreign exchange where the clearinghouse is  not funded or guaranteed by the membership or where the exchange is  a  "principals'  market" in  which  performance  is  the responsibility of the exchange member and not the exchange or a clearinghouse, or when the Partnership enters into  off-exchange contracts with a counterparty,  the  sole recourse  of the Partnership will be the clearinghouse,  the exchange  member or the off-exchange contract  counterparty,

as the case may be.

      There  can  be  no  assurance  that  a  clearinghouse,

exchange  or other exchange member will meet its obligations to  the Partnership and the Partnership is not indemnified

against  a default by such parties from Demeter or MSDWD  or

DWR.   Further, the law is unclear as to whether a commodity

broker has any obligation to protect its customers from loss in the event of an exchange, clearinghouse or other exchange

member   default  on  trades  effected  for   the   broker's

customers;  any such obligation on the part  of  the  broker appears even less clear where the default occurs in a non-US jurisdiction.

       Demeter   deals  with  the  credit   risks   of   all

Partnership's  for  which it serves as  General  Partner  in several ways.  First, it monitors each Partnership's  credit exposure to each exchange on a daily basis, calculating  not only  the  amount  of margin required for it  but  also  the amount  of  its unrealized gains at each exchange,  if  any.

The  Commodity Brokers inform each Partnership, as with  all their customers, of its net margin requirements for all  its existing  open positions, but do not break that  net  figure down, exchange by exchange.  Demeter, however, has installed a system which permits it to monitor each partnership's
potential  margin liability, exchange by exchange.   Demeter

is   then  able  to  monitor  the  individual  partnership's

potential net credit exposure to each exchange by adding the unrealized  trading gains on that exchange, if any,  to  the partnership's margin liability thereon.

       Second,  as  discussed  earlier,  each  partnership's

trading policies limit the amount of partnership Net  Assets that can be committed at any given time to futures contracts and  require,  in  addition,  a certain  minimum  amount  of diversification in the partnership's trading,  usually  over several different products.  One of the aims of such trading policies  has  been  to reduce the credit  exposure  of  any partnership  to any single exchange and, historically,  such partnership exposure has typically amounted to only a  small percentage of its total Net Assets.  On those relatively few occasions where a partnership's credit exposure has  climbed above that level, Demeter has dealt with the situations on a case by case basis, carefully weighing whether the increased

level  of  credit  exposure remained  appropriate.   Demeter

expects  to  continue  to deal with  such  situations  in  a similar manner in the future.

     Third, Demeter has secured, with respect to Carr acting

as  the clearing broker for the partnerships, a guarantee by

Credit  Agricole Indosuez, Carr's parent, of the payment  of the  "net  liquidating value" of the transactions  (futures,

options   and   forward  contracts)  in  each  partnership's

account.  As of December 31, 1997, Credit Agricole

Indosuez'  total capital was over $3.25 billion  and  it  is currently rated AA2 by Moody's.

       With   respect  to  forward  contract  trading,   the

partnerships  trade  with  only those  counterparties  which

Demeter,   together  with  DWR,  have   determined   to   be

creditworthy.    At   the  date  of  this filing,   the

partnerships  deal only with Carr as their  counterparty  on

forward   contracts.   The  guarantee  by   Carr's   parent,

discussed above, covers these forward contracts.

      See  "Financial Instruments" under Notes to  Financial

Statements  in  the  Partnership's  1997  Annual  Report  to

Partners, incorporated by reference in this Form 10-K.

      Capital Resources.  The Partnership does not have, nor

does it expect to have, any capital assets.  Redemptions  of additional  Units  of Limited Partnership  Interest  in  the future  will  affect  the  amount  of  funds  available  for investments  in subsequent periods.  As redemptions  are  at the  discretion of Limited Partners, it is not  possible  to estimate  the  amount  and therefore the  impact  of  future redemptions.

      Results  of Operations.  As of December 31, 1997,  the

Partnership's total capital was $9,461,019, an  increase  of

$1,120,034   from   the  Partnership's  total   capital   of

$8,340,985  at  December  31,  1996.   For  the  year  ended

December  31, 1997, the Partnership generated net income  of

$1,782,050 and total redemptions aggregated $662,016.

     For the year ended December 31, 1997, the Partnership's

total  trading  revenues  including  interest  income   were

$2,827,745.  The Partnership's total expenses for  the  year were $1,045,695, resulting in net income of $1,782,050.  The value  of  an  individual unit in the Partnership  increased from $2,309.06 at December 31, 1996 to $2,830.91 at December

31, 1997.

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

$2,295,489.  The Partnership's total expenses for  the  year

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

For  a further description of trading results, refer to  the letter  to  the  Limited Partners in the  accompanying  1997

Annual Report to Partners, incorporated by reference in this

Form 10-K.  The Partnership's gains and losses are allocated among its Limited Partners for income tax purposes.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information required by this Item appears in  the

attached  1997 Annual Report to Partners and is incorporated by reference in this Annual Report on Form 10-K.

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

("NFA") in such capacity.  Demeter is wholly-owned by  MSDWD and is an affiliate of DWR.  MSDWD, DWR and Demeter may each be  deemed  to  be  "promoters" and/or  a  "parent"  of  the

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

Stock  Exchange,  the  Chicago Board Options  Exchange,  and

other major securities
exchanges.

     DWR is registered with the CFTC as a futures commission

merchant and is a member of the NFA in such capacity.  As of

December  31, 1997, DWR is servicing its clients  through  a

network   of   approximately   401   branch   offices   with

approximately 10,155 account executives servicing individual and institutional client accounts.

Directors and Officers of the General Partner

      The  directors and officers of Demeter as of  December

31, 1997 are as follows:

      Richard M. DeMartini, age 45, is the Chairman  of  the

Board  and  a  Director of Demeter.  Mr. DeMartini  is  also

Chairman of the Board and a Director of Dean Witter  Futures

&  Currency  Management Inc. ("DWFCM").   Mr.  DeMartini  is

president  and chief operating officer of MSDWD's Individual

Asset  Management Group.  He was named to this  position  in

May of 1997 and is responsible for Dean Witter InterCapital,

Van  Kampen  American Capital, insurance  services,  managed futures,  unit  trust, investment consulting services,  Dean

Witter   Realty,  and  NOVUS  Financial  Corporation.    Mr.

DeMartini  is a member of the MSDWD management committee,  a director of the InterCapital funds, a trustee of the  TCW/DW funds  and a trustee of the Van Kampen American Capital  and

Morgan  Stanley retail funds.  Mr. DeMartini has  been  with

Dean  Witter his entire career, joining the firm in 1975  as an account executive.  He
served  as a branch manager, regional director and  national sales  director, before being appointed president and  chief

operating  officer of the Dean Witter Consumer Markets.   In

1988  he was named president and chief operating officer  of

Sears'  Consumer  Banking Division and in  January  1989  he

became  president and chief operating officer of Dean Witter

Capital.  Mr. DeMartini has served as chairman of the  board of  the  Nasdaq Stock Market, Inc. and vice chairman of  the board  of  the  National Association of Securities  Dealers,

Inc.   A  native  of  San Francisco, Mr. DeMartini  holds  a

bachelor's   degree  in  marketing  from  San  Diego   State

University.

      Mark J. Hawley, age 54, is President and a Director of

Demeter.   Mr.  Hawley is also President and a  Director  of

DWFCM.   Mr.  Hawley joined DWR in February 1989  as  Senior

Vice President and is currently the Executive Vice President and Director of DWR's Managed Futures Department.  From 1978

to  1989,  Mr. Hawley was a member of the senior  management team  at  Heinold Asset Management, Inc.,  a  CPO,  and  was responsible  for  a  variety of projects in  public  futures

funds.   From 1972 to 1978, Mr. Hawley was a Vice  President

in charge of institutional block trading for the Mid-West at

Kuhn Loeb & Company.

      Lawrence  Volpe, age 50, is a Director of Demeter  and

DWFCM.  Mr. Volpe joined DWR as a Senior Vice President  and

Controller  in  September 1983, and  currently  holds  those positions.  From July 1979 to September

1983, he was associated with E.F. Hutton & Company Inc.  and prior  to  his departure, held the positions of  First  Vice

President and Assistant Controller.  From 1970 to July 1979,

he  was  associated with Arthur Anderson & Co. and prior  to his  departure  served  as audit manager  in  the  financial services division.

      Joseph  G.  Siniscalchi, age  52,  is  a  Director  of

Demeter.  Mr. Siniscalchi joined DWR in July 1984 as a First

Vice President, Director of General Accounting and served as a  Senior Vice President and Controller for DWR's Securities

division  through  1997.   He is  currently  Executive  Vice

President  and Director of the Operations Division  of  DWR.

From  February  1980  to  July  1984,  Mr.  Siniscalchi  was

Director  of  Internal Audit at Lehman Brothers  Kuhn  Loeb,

Inc.

      Edward  C.  Oelsner, III, age 55,  is  a  Director  of

Demeter.   Mr.  Oelsner  is  currently  an  Executive   Vice

President and head of the Product Development Group at  Dean

Witter  InterCapital Inc., an affiliate of DWR. Mr.  Oelsner

joined  DWR  in  1981  as  a  Managing  Director  in   DWR's

Investment  Banking Department specializing in  coverage  of regulated  industries and, subsequently, served as  head  of the  DWR  Retail Products Group.  Prior to joining DWR,  Mr.

Oelsner held positions at The First Boston Corporation as  a member  of  the Research and Investment Banking  Departments from 1967 to 1981.  Mr. Oelsner received his M.B.A. in

Finance  from  the  Columbia University Graduate  School  of

Business  in  1966  and an A.B. in Politics  from  Princeton

University in 1964.

      Robert  E.  Murray, age 37, is a Director of  Demeter.

Mr.  Murray  is  also a Director of DWFCM.   Mr.  Murray  is

currently  a Senior Vice President of DWR's Managed  Futures

Department  and  is  the  Senior Administrative  Officer  of

DWFCM.   Mr. Murray began his career at DWR in 1984  and  is

currently  the  Director  of  Product  Development  for  the

Managed  Futures  Department.  He  is  responsible  for  the

development   and   maintenance  of  the  proprietary   Fund

Management   System  utilized  by  DWFCM  and   Demeter   in

organizing  information and producing reports for monitoring

clients'  accounts.   Mr.  Murray  currently  serves  as   a

Director  of  the  Managed  Funds Association.   Mr.  Murray

graduated from Geneseo State University in May 1983  with  a

B.A. degree in Finance.

      Patti  L. Behnke, age 37, is Vice President and  Chief

Financial  Officer  of Demeter.  Ms. Behnke  joined  DWR  in

April   1991  as  Assistant  Vice  President  of   Financial

Reporting  and  is  currently a  First  Vice  President  and

Director   of   Financial  Reporting  and  Managed   Futures

Accounting in the Individual Asset Management Group.   Prior

to  joining  DWR,  Ms. Behnke held positions  of  increasing responsibility at L.F. Rothschild & Co. and Carteret Savings

Bank.  Ms. Behnke began her career
at  Arthur  Anderson & Co., where she was  employed  in  the audit division from 1982-1986.  She is a member of the AICPA

and   the  New  York  State  Society  of  Certified   Public

Accountants.

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

Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS

AND  MANAGEMENT       (a)   Security  Ownership  of  Certain

Beneficial  Owners - As of December 31, 1997 there  were  no persons known to be beneficial owners of more than 5 percent

of   the  Units  of  Limited  Partnership  Interest  in  the

Partnership.

     (b)  Security Ownership of Management - At December 31,

1997,   Demeter  owned  100  Units  of  General  Partnership

Interest  in  the Partnership representing  a  2.99  percent interest in the Partnership.

     (c)  Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      Refer  to  Note  2  - "Related Party Transactions"  of

"Notes  to  Financial Statements", in the accompanying  1997

Annual Report to

Partners, incorporated by reference in this Form  10-K.   In

its  capacity as the Partnership's retail commodity  broker,

DWR  received  commodity  brokerage  commissions  (paid  and accrued  by the Partnership) of $341,945 for the year  ended

December 31, 1997.






































                          PART IV

Item  14.   EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND

REPORT ON FORM 8-K

(a)  1. Listing of Financial Statements

      The  following  financial statements  and  reports  of

independent  accountants, all appearing in the  accompanying

1997   Annual  Report  to  Partners,  are  incorporated   by

reference in this Form 10-K:

          - Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1997, 1996 and 1995.

          -     Statements  of  Financial  Condition  as  of
          December 31, 1997 and 1996.

          -      Statements   of  Operations,   Changes   in
          Partners' Capital, and Cash Flows for the years ended December 31, 1997, 1996 and 1995.

          -    Notes to Financial Statements.

      With  the  exception of the aforementioned information

and  the information incorporated in Items 7, 8, and 13, the

1997  Annual  Report to Partners is not deemed to  be  filed with this report.

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

                                               COLUMBIA   FUTURES
                         FUND

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 24, 1998           BY: /s/ Mark J. Hawley
                                 Mark J. Hawley, Director and
                                President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Mark J. Hawley                                March 24,
1998
        Mark J. Hawley, Director and
          President

     /s/  Richard M. DeMartini                          March 24,
1998
        Richard M. DeMartini, Director
          and Chairman of the Board

     /s/  Lawrence Volpe                                March 24,
1998
        Lawrence Volpe, Director


     /s/  Joseph G. Siniscalchi                         March 24,
1998
        Joseph G. Siniscalchi, Director


     /s/  Edward C. Oelsner III                         March 24,
1998
        Edward C. Oelsner III, Director


     /s/  Robert E. Murray                              March 24,
1998
        Robert E. Murray, Director


     /s/  Patti L. Behnke                               March 24,
1998
        Patti L. Behnke, Chief Financial
          Officer and Principal Accounting
          Officer

                         EXHIBIT INDEX



     Item                                                  METHOD
OF FILING

-3.  Amendment to Limited Partnership                 (1)
     Agreement of Columbia Futures Fund,
     dated as of February 14, 1985.

-10. Advisory Agreement among the Partnership,        (2)
     Demeter and JWH dated as of January
     20, 1987.

-10. December 31, 1997 Annual Report to Limited Partners.   (3)


(1)
Incorporated  by  reference to Exhibit 3.01 of the  Partnership's
Annual
Report on Form 10-K for the fiscal year ended December 31,  1985,
File                                                        No. 0-
12431.

(2)
Incorporated  by reference to Exhibit 10.03 of the  Partnership's
Annual
Report on Form 10-K for the fiscal year ended December 31,  1986,
File                                                        No. 0-
12431.

(3)                                                   Filed
     herewith.

Columbia
Futures
Fund


December 31, 1997
Annual Report



                                              [LOGO OF DEAN WITTER APPEARS HERE]

DEAN WITTER
Two World Trade Center 62nd Floor
New York, NY 10048 Telephone (212) 392-8899

COLUMBIA FUTURES FUND
ANNUAL REPORT
1997

Dear Limited Partner:

This marks the fifteenth annual report for the Columbia Futures Fund (the "Fund"). This is the thirteenth report filed by Demeter Management Corporation, the Fund's General Partner since February 1985. The Fund began the year trading at a Net Asset Value per Unit of $2,309.06 and increased by 22.6% to $2,830.91 on December 31, 1997. Since its inception in 1983, the Fund has increased by 188.9% (a compound annualized return of 7.6%).

During January, the Fund posted gains in currencies as a result of a strengthening in the value of the U.S. dollar versus the Japanese yen, German mark and Swiss franc. Additional gains were recorded from long Japanese and French bond futures positions and from short Nikkei Index futures positions. The Fund recorded gains during February as the value of the U.S. dollar continued to strengthen relative to most major currencies. Additional gains were recorded from long coffee futures positions as prices trended higher. These gains were partially offset by losses from trading U.S. and Australian bond futures as prices moved in a trendless pattern. During March, profits were recorded from short positions in the Japanese yen and Singapore dollar as the value of these currencies trended lower versus the U.S. dollar. Additional gains were recorded from an upward price trend in corn and soybean meal futures. A portion of these gains was offset by losses in energies from short crude oil futures positions.

In April, the Fund recorded losses primarily from long positions in Japanese government bond futures, as prices moved lower, and from short positions in U.S. interest rate futures, as domestic bond prices moved sharply higher late in the month. Smaller losses were recorded in the agricultural and energy markets as prices moved in a short-term volatile pattern. During May, the Fund recorded losses primarily from trading the Japanese yen as its value moved without consistent direction. Smaller losses were recorded from short-term volatile price movement in crude oil futures. The Fund also recorded losses during June primarily from long positions in coffee futures as prices moved dramatically lower. Losses were also recorded from trading crude oil futures as oil prices continued to move without consistent direction.

During July, the Fund posted profits primarily from a strengthening in the value of the U.S. dollar relative to most world currencies. Gains were also recorded from long positions in global bond futures as prices moved higher during the month. In August, gains were recorded from short positions in the Malaysian ringgit and Singapore dollar late in the month. Smaller gains were recorded in the soft commodities and financial futures markets. In September, a small portion of the Fund's gains for the quarter was given back due to trendless price movement in coffee, sugar and crude oil futures. Smaller losses were recorded in the agricultural markets from trading corn futures. These losses were partially offset by gains recorded from short Malaysian ringgit positions.

The Fund recorded profits during October primarily from short positions in the Singapore dollar and Malaysian ringgit as the values of these currencies declined sharply relative to the U.S. dollar. Additional gains were recorded from long positions in Japanese government bond futures as prices moved higher. In November, the Fund recorded gains from short Japanese yen, Australian dollar and Malaysian ringgit positions as the value of these currencies weakened versus the U.S. dollar in response to the economic turmoil in Asia. Additional gains were recorded in metals from long silver futures positions as prices moved higher. During December, the Fund experienced significant gains from short positions in the Singapore dollar, Malaysian ringgit and Australian dollar as the values of these Pacific Rim currencies continued to decline. Additional gains were experienced from long silver futures positions, as well as European bond futures, as prices in these markets moved higher.

Overall, the Fund recorded strong gains in 1997 from sustained price movements in the currency markets during January and February, and then again in the fourth quarter from short positions in most Pacific Rim currencies as their values declined relative to the U.S. dollar. Additional gains were also recorded from long positions in global interest rate futures as prices in these markets trended upward during the third quarter. These gains, coupled with John
W. Henry & Company, Inc.'s ability to limit losses during periods of short-term price volatility and sharp trend reversals, contributed to the overall success of the Fund during the year.

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

    /s/ Mark J. Hawley


    Mark J. Hawley
    President
    Demeter Management Corporation
    General Partner

COLUMBIA FUTURES FUND
INDEPENDENT AUDITORS' REPORT

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Columbia Futures Fund (the "Partnership") as of December 31, 1997 and 1996 and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Futures Fund as of December 31, 1997 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP

February 17, 1998
New York, New York

COLUMBIA FUTURES FUND
STATEMENTS OF FINANCIAL CONDITION

                                                             DECEMBER 31,
                                                          -------------------
                                                            1997      1996
                                                          --------- ---------
                                                              $         $
                                   ASSETS
Equity in Commodity futures trading accounts:
 Cash                                                     9,092,300 8,233,513
 Net unrealized gain on open
   contracts                                                611,751   365,976
                                                          --------- ---------
 Total Trading Equity                                     9,704,051 8,599,489
Interest receivable (DWR)                                    33,770    28,574
                                                          --------- ---------
 Total Assets                                             9,737,821 8,628,063
                                                          ========= =========
                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
 Incentive fee payable                                      173,722   150,103
 Administrative expenses payable                             56,762    67,548
 Accrued management fee                                      32,163    28,381
 Redemptions payable                                         14,155    23,091
 Accrued brokerage commissions (DWR)                            --     16,631
 Accrued transaction fees and costs                             --      1,324
                                                          --------- ---------
 Total Liabilities                                          276,802   287,078
                                                          --------- ---------
PARTNERS' CAPITAL
 Limited Partners (3,242.046 and 3,512.282 Units, respec-
   tively)                                                9,177,928 8,110,079
 General Partner (100 Units)                                283,091   230,906
                                                          --------- ---------
 Total Partners' Capital                                  9,461,019 8,340,985
                                                          --------- ---------
 Total Liabilities and Partners'
   Capital                                                9,737,821 8,628,063
                                                          ========= =========
NET ASSET VALUE PER UNIT                                   2,830.91  2,309.06
                                                          ========= =========

   The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS
                                                            ENDED
                                                        DECEMBER 31,
                                                ------------------------------
                                                  1997      1996       1995
                                                --------- ---------  ---------
                                                    $         $          $
REVENUES
Trading Profit (Loss):
 Realized                                       2,224,474 2,453,483  2,608,057
 Net change in unrealized                         245,775  (470,252)  (197,683)
                                                --------- ---------  ---------
 Total Trading Results                          2,470,249 1,983,231  2,410,374
Interest income (DWR)                             357,496   312,258    346,311
                                                --------- ---------  ---------
 Total Revenues                                 2,827,745 2,295,489  2,756,685
                                                --------- ---------  ---------
EXPENSES
Management fee                                    344,682   302,169    306,556
Brokerage commissions (DWR)                       341,945   397,597    361,179
Incentive fee                                     251,113   150,977    115,561
Administrative expenses                            79,000    72,000    129,000
Transaction fees and costs                         28,955    31,808     29,130
                                                --------- ---------  ---------
 Total Expenses                                 1,045,695   954,551    941,426
                                                --------- ---------  ---------
NET INCOME                                      1,782,050 1,340,938  1,815,259
                                                ========= =========  =========
NET INCOME ALLOCATION:
Limited Partners                                1,729,865 1,303,921  1,772,596
General Partner                                    52,185    37,017     42,663
NET INCOME PER UNIT:
Limited Partners                                   521.85    370.17     426.63
General Partner                                    521.85    370.17     426.63

STATEMENT OF CHANGES IN PARTNERS' CAPITAL
FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                       UNITS OF
                                      PARTNERSHIP  LIMITED   GENERAL
                                       INTEREST   PARTNERS   PARTNER   TOTAL
                                      ----------- ---------  ------- ---------
                                                      $         $        $
Partners' Capital, December 31, 1994   4,351.065  6,428,721  151,226 6,579,947
Net Income                                   --   1,772,596   42,663 1,815,259
Redemptions                             (386.083)  (707,536)     --   (707,536)
                                       ---------  ---------  ------- ---------
Partners' Capital, December 31, 1995   3,964.982  7,493,781  193,889 7,687,670
Net Income                                   --   1,303,921   37,017 1,340,938
Redemptions                             (352.700)  (687,623)     --   (687,623)
                                       ---------  ---------  ------- ---------
Partners' Capital,
December 31, 1996                      3,612.282  8,110,079  230,906 8,340,985
Net Income                                   --   1,729,865   52,185 1,782,050
Redemptions                             (270.236)  (662,016)     --   (662,016)
                                       ---------  ---------  ------- ---------
Partners' Capital,
December 31, 1997                      3,342.046  9,177,928  283,091 9,461,019
                                       =========  =========  ======= =========

   The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
STATEMENTS OF CASH FLOWS

                                                   FOR THE YEARS
                                                       ENDED
                                                   DECEMBER 31,
                                           -------------------------------
                                             1997       1996       1995
                                           ---------  ---------  ---------
                                               $          $          $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                 1,782,050  1,340,938  1,815,259
Noncash item included in net income:
 Net change in unrealized                   (245,775)   470,252    197,683
Increase in operating assets:
 Interest receivable (DWR)                    (5,196)    (1,138)      (650)
Increase (decrease) in
  operating liabilities:
 Incentive fee payable                        23,619    150,103        --
 Administrative expenses payable             (10,786)   (29,063)    89,859
 Accrued management fee                        3,782      2,556      3,675
 Accrued brokerage commissions (DWR)         (16,631)    (4,062)     1,393
 Accrued transaction fees and costs           (1,324)      (375)       335
                                           ---------  ---------  ---------
Net cash provided by operating activities  1,529,739  1,929,211  2,107,554
                                           ---------  ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Decrease in redemptions payable               (8,936)   (36,549)    (5,387)
Redemptions of units                        (662,016)  (687,623)  (707,536)
                                           ---------  ---------  ---------
Net cash used for financing activities      (670,952)  (724,172)  (712,923)
                                           ---------  ---------  ---------
Net increase in cash                         858,787  1,205,039  1,394,631
Balance at beginning of period             8,233,513  7,028,474  5,633,843
                                           ---------  ---------  ---------
Balance at end of period                   9,092,300  8,233,513  7,028,474
                                           =========  =========  =========

   The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION--Columbia Futures Fund (the "Partnership") is a limited partnership organized to engage in the speculative trading of commodity futures contracts, commodity options contracts and forward contracts on foreign currencies. The general partner for the Partnership is Demeter Management Corporation ("Demeter"). Demeter is a wholly-owned subsidiary of Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Witter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co.

Through July 31, 1997, the sole commodity broker for the Partnership's transactions was Dean Witter Reynolds Inc. ("DWR"), also a subsidiary of MSDWD. On July 31, 1997, DWR closed the sale of its institutional futures business and foreign currency trading operations to Carr Futures, Inc. ("Carr"), a subsidiary of Credit Agricole Indosuez. Following the sale, Carr became the clearing commodity broker for the Partnership's futures and futures options trades and the counterparty on the Partnership's foreign currency trades. DWR will continue to serve as the non-clearing commodity broker for the Partnership with Carr providing all clearing services for the Partnership's transactions.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by the General and Limited Partners based upon their proportional ownership interests.

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

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


EQUITY IN COMMODITY FUTURES TRADING ACCOUNTS--The Partnership's asset "Equity in Commodity futures trading accounts" consists of cash on deposit at DWR and Carr to be used as margin for trading and the net asset or liability related to unrealized gains or losses on open contracts. The asset or liability related to the unrealized gains or losses on forward contracts is presented as a net amount in each period due to master netting agreements.

BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS--Brokerage commissions are accrued at 80% of DWR's published non-member rates on a half-turn basis. Transaction fees and costs are accrued on a half-turn basis.

Through March 31, 1995, brokerage commissions were capped at 1% per month of the adjusted Net Assets allocated to each trading program employed by the Trading Manager.

From April 1, 1995 through August 31, 1996, the caps for brokerage commissions were reduced to 3/4 of 1%.

As of September 1, 1996, brokerage commissions and transaction fees chargeable to the Partnership are capped at 13/20 of 1% per month of the Partnership's month-end Net Assets (as defined in the Limited Partnership Agreement).

OPERATING EXPENSES--The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

INCOME TAXES--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS--Distributions, other than on redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

REDEMPTIONS--Limited Partners may redeem their Units as of the end of any calendar month upon ten days advance notice by redemption form to Demeter.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)


DISSOLUTION OF THE PARTNERSHIP--The Partnership will terminate on December 31, 2002 regardless of its financial condition at such time, or at an earlier date if certain conditions occur as defined in the Limited Partnership Agreement.

2. RELATED PARTY TRANSACTIONS

The Partnership pays brokerage commissions to DWR on trades executed on its behalf as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in commodity trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. For general administrative services performed for the Partnership, Demeter receives a monthly administration fee which equals $1.50 per limited partner outstanding. For the years ended December 31, 1997, 1996 and 1995 Demeter received $11,979, $13,101 and $14,483, respectively, for such administrative services.

3. TRADING ADVISOR

Demeter, on behalf of the Partnership, retains a commodity trading advisor to make all trading decisions for the Partnership. Since January 22, 1988, John W. Henry & Company, Inc. ("JWH") has served as the sole trading advisor.

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

4. FINANCIAL INSTRUMENTS

The Partnership trades futures and forward contracts in interest rates, stock indices, commodities, currencies, petroleum, and precious metals. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

value of these contracts, including interest rate volatility. At December 31, 1997 and 1996 open contracts were:

                         CONTRACT OR NOTIONAL AMOUNT
                         ----------------------------
                              1997          1996
                         -------------- -------------
                               $              $
EXCHANGE-TRADED CONTRACTS
Financial Futures:
 Commitments to Purchase      8,412,000     5,890,000
 Commitments to Sell          3,094,000     5,281,000
Commodity Futures:
 Commitments to Purchase      1,948,000     1,723,000
 Commitments to Sell          3,352,000     5,004,000
Foreign Futures:
 Commitments to Purchase      3,862,000     3,327,000
 Commitments to Sell          4,056,000     4,040,000
OFF-EXCHANGE-TRADED FORWARD
  CURRENCY CONTRACTS
 Commitments to Purchase      6,966,000     9,367,000
 Commitments to Sell         20,155,000     6,091,000

A portion of the amounts indicated as off-balance-sheet risk in forward currency contracts is due to offsetting forward commitments to purchase and to sell the same currency on the same date in the future. These commitments are economically offsetting, but are not offset in the forward market until the settlement date.

The net unrealized gain on open contracts is reported as a component of "Equity in Commodity futures trading accounts" on the Statements of Financial Condition and totaled $611,751 and $365,976 at December 31, 1997 and 1996, respectively.

Of the $611,751 net unrealized gain on open contracts at December 31, 1997, $424,057 related to exchange-traded futures contracts and $187,694 related to off-exchange-traded forward currency contracts.

Of the $365,976 net unrealized gain on open contracts at December 31, 1996, $381,231 related to exchange-traded futures contracts and $(15,255) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1997 and 1996 mature through December 1998 and September 1997, respectively. Off-exchange-traded forward currency contracts held by the Partnership at December 31, 1997 and 1996 mature through March 1998 and March 1997, respectively.

The contract amounts in the above table represent the Partnership's extent of involvement in the particular class of financial instrument, but not the credit risk

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS--(CONTINUED)

associated with counterparty nonperformance. The credit risk associated with these instruments is limited to the amounts reflected in the Partnership's Statements of Financial Condition.

The Partnership also has credit risk because either DWR or Carr acts as the futures commission merchant or the counterparty, with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR and Carr, as the futures commission merchants for the Partnership's exchange-traded futures contracts, are required pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held with respect to exchange-traded futures contracts including an amount equal to the net unrealized gain on all open futures contracts, which funds totaled $9,516,357 and $8,614,744 at December 31, 1997 and 1996, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. Carr's parent, Credit Agricole Indosuez, has guaranteed Carr's obligations to the Partnership.

For the years ended December 31, 1997 and 1996, the average fair value of financial instruments held for trading purposes was as follows:

                                                         1997
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               7,750,000  6,950,000
 Commodity Futures                               4,075,000  3,836,000
 Foreign Futures                                 5,415,000  2,274,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  14,901,000 19,757,000
                                                         1996
                                                ----------------------
                                                  ASSETS   LIABILITIES
                                                ---------- -----------
                                                    $           $
EXCHANGE-TRADED CONTRACTS:
 Financial Futures                               7,988,000  9,207,000
 Commodity Futures                               6,451,000  5,433,000
 Foreign Futures                                 8,788,000  3,870,000
OFF-EXCHANGE-TRADED FORWARD CURRENCY CONTRACTS  13,160,000 15,230,000

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS--(CONCLUDED)


5. LEGAL MATTERS

On September 6, 10, and 20, 1996, and on March 13, 1997, similar purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDWD (all such parties referred to hereafter as the "Dean Witter Parties"), certain limited partnership commodity pools of which Demeter is the general partner, and certain trading advisors (including JWH) to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, alleging, among other things, that the defendants committed fraud, deceit, negligent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair business practices, unjust enrichment, and conversion in the sale and operation of the various limited partnerships commodity pools. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the Superior Court of the State of Delaware, New Castle County, against the Dean Witter Parties and certain trading advisors (including JWH) on behalf of all purchasers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. On December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. It is possible that additional similar actions may be filed and that, in the course of these actions, other parties could be added as defendants. The Dean Witter Parties believe that they have strong defenses to, and they will vigorously contest, the actions. Although the ultimate outcome of legal proceedings cannot be predicted with certainty, it is the opinion of management of the Dean Witter Parties that the resolution of the actions will not have a material adverse effect on the financial condition or the results of operations of any of the Dean Witter Parties.

DEAN WITTER REYNOLDS INC.
Two World Trade Center
62nd Floor
New York, NY 10048


                                FIRST-CLASS MAIL
                                ZIP + 4 PRESORT
                               U.S. POSTAGE PAID
                                  BROOKLYN, NY
                                 PERMIT NO. 148