Form 10-Q
period 1998-03-31
COLUMBIA FUTURES FUND
filed 1998-05-14
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or 15  (d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1998 or

[  ]   Transition report pursuant to Section 13 or 15 (d) of  the
Securities Exchange Act of 1934
For the transition period from               to

Commission File No. 0-12431

                      COLUMBIA FUTURES FUND             .
     (Exact name of registrant as specified in its charter)


          Delaware                              13-3103617
(State or other jurisdiction of              (I.R.S. Employer
incorporation  or organization)                    Identification
No.)

c/o Demeter Management Corporation
Two World Trade Center, 62 Fl. New York, NY          10048
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

                         March 31, 1998



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1998 (Unaudited) and December 31, 1997........2

     Statements of Operations for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited).....................3

     Statements of Changes in Partners' Capital for
     the Quarters Ended March 31, 1998 and 1997
     (Unaudited).............................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1998 and 1997 (Unaudited).....................5

     Notes to Financial Statements (Unaudited)............6-10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.......................................11-14

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................15-16

Item  6.  Exhibits  and  Reports on Form  8-K....................
17

















                 PART I.  FINANCIAL INFORMATION
                  ITEM 1.  FINANCIAL STATEMENTS

                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                8,736,199      9,092,300
 Net unrealized gain on open contracts     302,597    611,751

 Total Trading Equity                9,038,796      9,704,051

 Interest receivable (DWR)              31,254         33,770
 Due from DWR                           13,433           -

 Total Assets                        9,083,483      9,737,821


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Administrative expenses payable        73,868          56,762
 Redemptions payable                    62,692         14,155
 Accrued management fees                29,932         32,163
 Incentive fee payable                 -              173,722

 Total Liabilities                     166,492        276,802


Partners' Capital

 Limited Partners (3,206.559 and
  3,242.046 Units, respectively)     8,647,315      9,177,928
 General Partner (100 Units)           269,676        283,091

 Total Partners' Capital             8,916,991      9,461,019

 Total Liabilities and Partners' Capital   9,083,483    9,737,821


NET ASSET VALUE PER UNIT              2,696.76       2,830.91

        The accompanying footnotes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
              Realized                                   (40,328)
585,978
    Net change in unrealized        (309,154)     123,762

      Total Trading Results         (349,482)     709,740

    Interest Income (DWR)            95,424       89,551

      Total Revenues                (254,058)    799,291

EXPENSES

    Management fees                  91,244        87,001
    Brokerage commissions (DWR)      76,607        79,357
    Administrative expenses          20,000       17,000
    Transaction fees and costs        5,781        6,571
    Incentive fees                   -             76,966
      Total Expenses                193,632      266,895

NET INCOME (LOSS)                   (447,690)     532,396


NET INCOME (LOSS) ALLOCATION

    Limited Partners                (434,275)     517,545
    General Partner                  (13,415)      14,851


NET INCOME (LOSS) PER UNIT

    Limited Partners                 (134.15)      148.51
    General Partner                  (134.15)      148.51



        The accompanying footnotes are an integral part of these financial statements.


                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1998 and 1997
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total

Partners' Capital,
 December 31, 1996    3,612.282  $8,110,079  $230,906 $8,340,985

Net Income              -          517,545     14,851   532,396

Redemptions                (105.471)      (255,164)             -
(255,164)

Partners' Capital,
 March 31, 1997        3,506.811 $8,372,460  $245,757 $8,618,217




Partners' Capital,
   December 31, 1997  3,342.046  $9,177,928  $283,091  $9,461,019

Net Loss                -          (434,275)  (13,415) (447,690)

Redemptions                 (35.487)       (96,338)             -
(96,338)

Partners' Capital,
    March 31, 1998     3,306.559   $8,647,315   $269,676   $8,916
,991









         The accompanying footnotes are an integral part of these financial statements.



                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1998            1997
                                        $              $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  (447,690)   532,396
 Noncash item included in net income (loss):
    Net change in unrealized        309,154     (123,762)

 (Increase) decrease in operating assets:
    Interest receivable (DWR)         2,516       (3,098)
    Due from DWR                     (13,433)     -

 Increase (decrease) in operating liabilities:
    Administrative expenses payable  17,106      11,319
    Accrued management fees           (2,231)         874
    Incentive fee payable           (173,722)    (74,142)
    Accrued brokerage commissions (DWR)-          (3,420)
          Accrued      transaction      fees      and       costs
-                                      (347)

  Net cash provided by (used for) operating activities  (308,300)
339,820


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable     48,537      59,166
 Redemptions of units                (96,338)   (255,164)

 Net cash used for financing activities    (47,801)(195,998)

 Net increase (decrease) in cash    (356,101)   143,822

 Balance at beginning of period   9,092,300   8,233,513

 Balance at end of period         8,736,199   8,377,335


        The accompanying footnotes are an integral part of these financial statements.

                      COLUMBIA FUTURES FUND

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)



The  financial statements include, in the opinion of  management,

all  adjustments necessary for a fair presentation of the results of  operations and financial condition of Columbia  Futures  Fund

(the  "Partnership").   The  financial statements  and  condensed

notes herein should be read in conjunction with the Partnership's

December 31, 1997 Annual Report on Form 10-K.



1.  Organization

Columbia  Futures  Fund  is  a limited partnership  organized  to engage  in  the  speculative trading  of  commodity  futures  and forward contracts on foreign currencies.  The general partner for the  Partnership  is Demeter Management Corporation  ("Demeter").

The  non-clearing commodity broker is Dean Witter  Reynolds  Inc.

("DWR"), with an unaffiliated broker, Carr Futures, Inc. ("Carr")

providing clearing and execution services.  Both DWR and  Demeter are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

("MSDW").   The  trading manager who makes all trading  decisions

for the Partnership is John W. Henry & Company, Inc. ("JWH").



2.  Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR pays interest on these funds based on current 13-week U.S.

                     COLUMBIA FUTURES FUND

Treasury  Bill rates. Brokerage expenses incurred by the Partner-

ship are paid to DWR.


3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest rates,  stock  indices, commodities and currencies.  Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At March 31, 1998 and December 31, 1997,  open contracts were:

                                 Contract or Notional Amount
                            March 31, 1998   December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase          -              8,412,000
   Commitments to Sell          8,416,000          3,094,000
 Commodity Futures:
   Commitments to Purchase      1,069,000          1,948,000
   Commitments to Sell          3,324,000          3,352,000
 Foreign Futures:
   Commitments to Purchase      7,966,000          3,862,000
   Commitments to Sell              -              4,056,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase      9,063,000         6,966,000
   Commitments to Sell         18,547,000         20,155,000

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



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $302,597  and

$611,751 at March 31, 1998 and December 31, 1997, respectively.



Of  the $302,597, net unrealized gain on open contracts at  March

31,  1998,  $38,238 related to exchange-traded futures  contracts and  $264,359  related  to off-exchange-traded  forward  currency contracts.



Of the $611,751 net unrealized gain on open contracts at December

31,  1997,  $424,057 related to exchange-traded futures contracts and  $187,694  related  to off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1998 and December 31, 1997 mature through March  1999

and

                      COLUMBIA FUTURES FUND

December 1998, respectively. Off-exchange-traded-forward currency contracts held by the Partnership at March 31, 1998 and  December

31, 1997 mature through June 1998 and March 1998, respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent of involvement in the particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.



The  Partnership also has credit risk because either DWR or  Carr acts as the futures commission merchant or the sole counterparty,

with  respect  to  most of the Partnership's  assets.   Exchange-

traded  futures contracts are marked to market on a daily  basis,

with variations in value settled on a daily basis.  DWR and Carr,

as  the futures commission merchants for all of the Partnership's exchange-traded  futures  contracts,  are  required  pursuant  to regulations of the Commodity Futures Trading Commission  ("CFTC")

to  segregate from their own assets and for the sole  benefit  of their commodity customers, all funds held by them with respect to exchange-traded  futures contracts including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds  totaled $8,774,437 and $9,516,357 at March  31,  1998  and

December   31,   1997,  respectively.   With   respect   to   the

Partnership's off-

                      COLUMBIA FUTURES FUND

            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



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



For  the quarter ended March 31, 1998 and the year ended December

31,  1997,  the average fair value of financial instruments  held for trading purposes was as follows:

                                               March 1998
                                                           Assets
Liabilities
                                         $                   $

Exchange-Traded Contracts:
  Financial Futures                   6,331,000        2,878,000
  Commodity Futures                   1,706,000        3,317,000
  Foreign Futures                     6,829,000        1,092,000
Off-Exchange-Traded Forward
 Currency Contracts                  18,588,000       27,354,000


                                             December 1997
                                                           Assets
Liabilities
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



The  Partnership's  investment  in commodity  futures  contracts,

forward  contracts and other commodity interests may be illiquid.

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



Results of Operations

For the Quarter Ended March 31, 1998

For  the  quarter  ended March 31, 1998, the Partnership's  total trading  losses net of interest income were $254,058. During  the first quarter, the Partnership recorded a loss in Net Asset Value per  Unit. The most significant of these losses were recorded  in the  currency  markets from short Japanese yen positions  as  the value  of the yen increased versus the U.S. dollar during January and early February.  These losses more than offset currency gains from  short positions in the Swiss franc and German mark  as  the

U.S. dollar strengthened versus these currencies during March.

Additional  losses were recorded from trading the  South  African

rand   and  Australian  dollar  as  their  values  moved  without consistent direction during the quarter.  In metals, losses  were recorded from trading gold futures as prices in this market moved in  a  trendless  pattern throughout a majority of  the  quarter.

Additional  losses  were recorded from long positions  in  silver futures  as silver prices moved sharply lower during March  after

rallying  higher  previously.   In  agriculturals,  losses   were

experienced  from short corn futures positions  as  prices  moved higher  in January and March.  In financial futures, losses  were experienced from trading Nikkei index futures during January  and

March,  as well as from trading Japanese government bond  futures throughout the quarter.  A portion of these losses was offset  by gains  recorded from short positions in crude oil futures as  oil prices moved lower throughout a majority of the quarter despite a

potential  conflict in the Persian Gulf during  February.   Total

expenses  for the quarter were $193,632, resulting in a net  loss of  $447,690.  The value of an individual Unit in the Partnership decreased  from  $2,830.91 at December 31, 1997 to  $2,696.76  at

March 31, 1998.



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

Futures  and  Currency Management, Inc., MSDW, (all such  parties referred  to  hereafter  as the "Dean Witter  Parties"),  certain limited  partnership  commodity pools of  which  Demeter  is  the general partner, and certain trading advisors (including JWH)  to

those  pools.   On  June 16, 1997, the plaintiffs  in  the  above

actions  filed a consolidated amended complaint, alleging,  among other  things,  that  the  defendants  committed  fraud,  deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the

various  limited partnership commodity pools.   Similar purported

class  actions were also filed on September 18 and 20,  1996,  in the  Supreme Court of the State of New York, New York County, and

on  November  14,  1996 in the Superior Court  of  the  State  of

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

     A)   Exhibits - None.

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




                               Columbia Futures Fund L.P.
                               (Registrant)

                        By:    Demeter Management Corporation
                               General Partner)

May 11, 1998             By:/s/Patti L. Behnke
                               Patti L. Behnke
                               Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.