Form 10-Q
period 1998-06-30
COLUMBIA FUTURES FUND
filed 1998-08-12
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1998 or

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


Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X            No


                     COLUMBIA FUTURES FUND

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 1998




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1998 (Unaudited) and December 31, 1997..........2

     Statements of Operations for the Quarters Ended
     June 30, 1998 and 1997 (Unaudited).......................3

     Statements of Operations for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited).......................4

     Statements of Changes in Partners' Capital for
     the Six Months Ended June 30, 1998 and 1997
     (Unaudited)..............................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1998 and 1997 (Unaudited).......................6

     Notes to Financial Statements (Unaudited).............7-12

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................13-18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................19

Item 6. Exhibits and Reports on Form 8-K.....................20













                 PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION

                                      June 30,     December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in Commodity futures trading accounts:
 Cash                                9,605,164     9,092,300
 Net unrealized gain on open contracts     838,777    611,751

 Total Trading Equity               10,443,941      9,704,051

 Interest receivable (DWR)             33,259         33,770

 Total Assets                      10,477,200       9,737,821


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Incentive fee payable                133,846         173,722
 Redemptions payable                   109,177         14,155
 Administrative expenses payable        78,171         56,762
 Accrued management fees                34,548         32,163

 Total Liabilities                     355,742        276,802

Partners' Capital

 Limited Partners (3,144.735 and
  3,242.046 Units, respectively)     9,809,523      9,177,928
 General Partner (100 Units)           311,935        283,091

 Total Partners' Capital            10,121,458      9,461,019

  Total  Liabilities and Partners' Capital   10,477,200      9,73
7,821


NET ASSET VALUE PER UNIT              3,119.35       2,830.91

          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                       1998           1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                        1,089,276   (295,122)
    Net change in unrealized          536,180   (156,466)

      Total Trading Results         1,625,456   (451,588)

    Interest Income (DWR)              94,107    86,452

      Total Revenues                1,719,563   (365,136)

EXPENSES

    Incentive fees                    133,846     -
    Management fees                    94,535    82,184
    Brokerage commissions (DWR)        87,666    96,435
    Administrative expenses            12,000    15,000
    Transaction fees and costs          5,474     8,927

      Total Expenses                  333,521   202,546

NET INCOME (LOSS)                   1,386,042   (567,682)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                1,343,783   (551,359)
    General Partner                    42,259    (16,323)


NET INCOME (LOSS) PER UNIT

    Limited Partners                   422.59    (163.23)
    General Partner                    422.59    (163.23)


          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       1,048,948     290,856
    Net change in unrealized         227,026     (32,703)

      Total Trading Results        1,275,974     258,153

    Interest Income (DWR)            189,531     176,003

      Total Revenues              1,465,505      434,156


EXPENSES

    Management fees                  185,779      169,185
    Brokerage commissions (DWR)      164,273     175,792
      Incentive   fees                     133,846         76,966
Administrative expenses              32,000        32,000
    Transaction fees and costs        11,255       15,499

      Total Expenses                 527,153     469,442

NET INCOME (LOSS)                    938,352     (35,286)


NET INCOME (LOSS) ALLOCATION

    Limited Partners                 909,508    (33,814)
    General Partner                   28,844     (1,472)


NET INCOME (LOSS) PER UNIT

    Limited Partners                  288.44     (14.72)
    General Partner                   288.44     (14.72)


          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1998 and 1997
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partner's Capital,
 December 31, 1996    3,612.282  $8,110,079  $230,906  $8,340,985

Net  Loss                 -          (33,814)   (1,472)    (35,28
6)

Redemptions                (163.341)      (392,647)             -
(392,647)

Partners' Capital,
  June 30, 1997         3,448.941  $7,683,618     $229,434  $7,91
3,052




Partner's Capital,
 December 31, 1997    3,342.046  $9,177,928  $283,091  $9,461,019

Net Income               -         909,508    28,844     938,352

Redemptions                 (97.311)      (277,913)             -
(277,913)

Partners' Capital,
  June 30, 1998         3,244.735  $9,809,523     $311,935   $10,
121,458









           The accompanying notes are an integral part of these financial statements.


                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       1998            1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  938,352     (35,286)
 Noncash item included in net income (loss):
    Net change in unrealized        (227,026)    32,703

 (Increase) decrease in operating assets:
      Interest   receivable   (DWR)             511         1,937
 Due from DWR                         -         (8,558)

 Increase (decrease) in operating liabilities:
    Incentive fee payable            (39,876)  (150,103)
    Administrative expenses payable  21,409       3,586
    Accrued management fees           2,385      (1,924)
      Accrued   brokerage   commissions   (DWR)-           11,214
Accrued transaction fees and costs       -              832

  Net  cash  provided by (used for) operating activities  695,755
(145,599)


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable     95,022       1,089
 Redemptions of units               (277,913)   (392,647)

 Net cash used for financing activities (182,891)(391,558)


 Net increase (decrease) in cash    512,864     (537,157)

 Balance at beginning of period   9,092,300    8,233,513

 Balance at end of period         9,605,164     7,696,356




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

December 31, 1997 Annual Report on Form 10-K.



1.  Organization

Columbia  Futures  Fund  is  a limited partnership  organized  to engage  in  the  speculative trading  of  commodity  futures  and forward  contracts  on foreign currencies (collectively  "futures

interests").    The   general  partner  is   Demeter   Management

Corporation  ("Demeter").  The non-clearing commodity  broker  is

Dean  Witter Reynolds Inc. ("DWR"), with an unaffiliated clearing commodity broker, Carr Futures Inc. ("Carr"), providing  clearing and  execution  services.  Both Demeter and DWR are  wholly-owned

subsidiaries  of Morgan Stanley Dean Witter & Co. ("MSDW").   The

trading   manager  who  makes  all  trading  decisions  for   the

Partnership is John W. Henry & Company, Inc. ("JWH").



2. Related Party Transactions

The  Partnership's  cash  is on deposit  with  DWR  and  Carr  in commodity trading accounts to meet margin requirements as needed.

DWR pays interest on these funds based on current 13-week U.S.

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




Treasury   bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The  Partnership trades futures and forward contracts in interest

rates,  stock indices, commodities and currencies.   Futures  and

forwards   represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.   Risk  arises  from

changes  in  the  value  of  these contracts  and  the  potential inability  of  counterparties to perform under the terms  of  the

contracts.   There  are numerous factors which may  significantly

influence the market value of these contracts, including interest rate  volatility.  At June 30, 1998 and December 31,  1997,  open contracts were:

                               Contract or Notional Amount
                            June 30, 1998    December 31, 1997
                                    $                   $

Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     8,020,000           8,412,000
   Commitments to Sell             -               3,094,000
 Commodity Futures:
   Commitments to Purchase       310,000           1,948,000
   Commitments to Sell         3,720,000           3,352,000
 Foreign Futures:
   Commitments to Purchase     9,630,000           3,862,000
   Commitments to Sell         4,180,000           4,056,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    17,514,000           6,966,000
   Commitments to Sell        34,417,000          20,155,000

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


The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled  $838,777  and

$611,751 at June 30, 1998 and December 31, 1997, respectively.



Of the $838,777 net unrealized gain on open contracts at June 30,

1998,  $155,652 related to exchange-traded futures contracts  and

$683,125   related   to  off-exchange-traded   forward   currency

contracts.



Of the $611,751 net unrealized gain on open contracts at December

31,  1997,  $424,057 related to exchange-traded futures contracts and  $187,694  related  to off-exchange-traded  forward  currency contracts.


Exchange-traded futures contracts held by the Partnership at June

30, 1998 and December 31, 1997 mature through June 1999 and

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




December  1998, respectively.  Off-exchange-traded  forward  cur-

rency  contracts  held by the Partnership at June  30,  1998  and

December  31, 1997 mature through September 1998 and March  1998,

respectively.



The   contract   amounts  in  the  above  table   represent   the

Partnership's  extent  of involvement in a  particular  class  of financial  instrument, but not the credit  risk  associated  with counterparty  non-performance.  The credit risk  associated  with these  instruments  is limited to the amounts  reflected  in  the

Partnership's Statements of Financial Condition.




The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or the  counterparties,  with

respect  to  most  of the Partnership's assets.   Exchange-traded

futures  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis.  Each of  DWR  and

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded  futures  contracts,  is  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to

                     COLUMBIA FUTURES FUND
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



the  net  unrealized  gain on all open futures  contracts,  which funds,  in  the  aggregate, totaled $9,760,816 and $9,516,357  at

June  30, 1998 and December 31, 1997, respectively.  With respect

to   the   Partnership's  off-exchange-traded  forward   currency

contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole counterparty  on all such contracts, to perform.  Carr's  parent,

Credit  Agricole  Indosuez,  has guaranteed  to  the  Partnership payment of the net liquidating value of the transactions  in  the

Partnership's  account  with  Carr  (including  foreign  currency contracts).


For  the  six  months  ended June 30, 1998  and  the  year  ended

December   31,   1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                           June 30, 1998
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
  Financial Futures                   5,246,000      3,554,000
  Commodity Futures                   1,168,000      3,497,000
  Foreign Futures                     6,354,000      2,605,000
Off-Exchange-Traded Forward
 Currency Contracts                  20,084,000     30,368,000

                      COLUMBIA FUTURES FUND
           NOTES TO FINANCIAL STATEMENTS (CONCLUDED)





                                        December 31, 1997
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

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Liquidity - The Partnership's assets are deposited with  DWR,  as non-clearing broker and with Carr, as clearing broker in separate

futures   interest  trading  accounts,  and  are  used   by   the

Partnership  as  margin  to engage in futures  interest  trading.

Such assets are held in either non-interest bearing bank accounts or  in securities approved by the CFTC for investment of customer funds.  The Partnership's assets held by DWR and Carr may be used

as  margin  solely  for  the Partnership's  trading.   Since  the

Partnership's  sole purpose is to trade in futures interests,  it is expected that the Partnership will continue to own such liquid assets for margin purposes.



The   Partnership's  investment  in  futures  interests  may   be

illiquid.  If  the price of a futures contract for  a  particular commodity  has increased or decreased by an amount equal  to  the

"daily  limit," positions in the commodity can neither  be  taken nor liquidated unless traders are willing to effect trades at  or

within  the  limit.   Commodity futures prices have  occasionally

moved the daily limit for several consecutive days with little or no trading.  Such market conditions could prevent the Partnership from  promptly  liquidating its commodity futures  positions  and result in restrictions on redemptions.



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



Capital  Resources - The Partnership does not have, nor  does  it expect to have, any capital assets.  Redemptions and exchanges of

Units  of Limited Partnership Interest in the future will  affect the amount of funds available for investment in futures interests in  subsequent periods.  Since they are at the discretion of  the

Limited  Partners, it is not possible to estimate the amount  and therefore,  the  impact of future redemptions  and  exchanges  of

Units.



Results of Operations

For the Quarter and Six Months Ended June 30, 1998

For  the  quarter  ended June 30, 1998, the Partnership  recorded total  trading  revenues including interest income of  $1,719,563 and  posted  an  increase in Net Asset Value per Unit.  The  most significant  gains resulted from trading in the currency  markets primarily from short positions in the South African rand  as  the value  of  this  currency trended sharply lower versus  the  U.S.

dollar  during  May  and  June,  despite  intervention  by   that

country's  central bank late in the quarter.  Smaller gains  were recorded  from short Japanese yen positions as the value  of  the yen  reached  a seven and a half year low relative  to  the  U.S.

dollar  in May.  Short yen positions produced additional  profits during June
despite a sharp reversal in the value of the yen during mid-month as  a result of coordinated intervention by the U.S. and Japanese

governments  to  halt the downward slide of the yen.   Additional

gains  were recorded in traditional commodities from short coffee and  crude oil futures positions as prices in these markets moved lower  throughout a majority of the quarter.  In the agricultural markets,  gains were recorded from short positions  in  corn  and wheat  futures as prices in these markets also moved lower during

April  and May thereby mitigating losses incurred during June  as prices  spiked  higher.  A portion of these gains was  offset  by losses  recorded  in  the metals markets from  trading  gold  and copper  futures.  Smaller losses were recorded in  the  financial futures markets from long positions in French and German interest rate  futures  as European bond prices reversed  lower  in  April after  trending higher during the first quarter.  Total  expenses

for   the  three  months  ended  June  30,  1998  were  $333,521,

generating  net income of $1,386,042.  The value of an individual

Unit  in  the Partnership increased from $2,696.76 at  March  31,

1998 to $3,119.35 at June 30, 1998.



For  the six months ended June 30, 1998, the Partnership recorded trading  revenues  including interest income  of  $1,465,505  and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant  trading gains were recorded in the currency  markets from  short  South  African rand positions as its  value  trended significantly lower versus the U.S. dollar throughout the  second

quarter.   Additional gains were recorded in the  energy  markets

from short crude oil futures positions as oil prices moved lower throughout a majority of the first quarter despite a potential conflict  in the Persian Gulf during February.  Short  crude  oil futures  positions continued to profit as oil prices moved  lower throughout a greater part of the second quarter following a spike higher  during  late March.  Smaller gains were produced  in  the soft  commodities markets from short coffee futures positions  as

coffee  prices moved lower during the first half of the year.   A

portion  of  the  Fund's  overall  gains  was  offset  by  losses experienced  in the metals markets from trading gold  futures  as gold  prices moved without consistent direction during the  first

quarter.   Additional  losses  were  recorded  in  the  financial

futures  markets from trading Nikkei Index futures during January

and  March.   Smaller losses were experienced in the agricultural

markets from short corn futures positions as prices moved  higher in  January, March and June.  Total expenses for the  six  months ended  June  30,  1998 were $527,153, generating  net  income  of

$938,352.   The  value of an individual Unit in  the  partnership

increased  from  $2,830.91 at December 31, 1997 to  $3,119.35  at

June 30, 1998.



For the Quarter and Six Months Ended June 30, 1997

For  the  quarter  ended June 30, 1997, the Partnership  recorded total  trading  losses  net of interest income  of  $365,136  and

posted  a  decrease  in Net Asset Value per  Unit.   Losses  were

recorded in the energy markets as crude oil prices moved  without consistent  direction during the quarter.  In currencies,  losses were  recorded  from short Japanese yen positions  as  its  value reversed  sharply  higher  relative to  the  U.S.  dollar,  after trending lower during a
majority  of  the  first quarter.  Smaller currency  losses  were recorded from transactions involving the Singapore dollar  during

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

Additional  gains  recorded from long  coffee  futures  positions during  April  and May and from short positions  in  agricultural futures  during June.  Total expenses for the three months  ended

June 30, 1997 were $202,546, resulting in a net loss of $567,682.

The value of an individual Unit in the Partnership decreased from

$2,457.57 at March 31, 1997 to $2,294.34 at June 30, 1997.



For  the six months ended June 30, 1997, the Partnership recorded total trading revenues including interest income of $434,156  and posted  a  decrease in Net Asset Value per Unit, after  expenses.

Net  trading  losses were recorded in energy futures  trading  as crude oil prices moved in a choppy pattern throughout most of the first six months of the year. Smaller losses were recorded due to trendless  price  movement in Japanese  government  bond  futures during the second quarter.  Losses were also recorded in European and  U.S. interest rate futures trading during the first  quarter

as  prices  in  these markets moved in a similar pattern.   These

losses  were  partially offset by currency gains recorded  during the  first  quarter as the value of the U.S. dollar  strengthened relative to
most  other major currencies.  Additional gains were recorded  in soft  commodities as long coffee futures positions profited  from an  upward  trend during January and February, as well as  during

April  and May.  Smaller gains in metals from short gold  futures positions,  as  gold  prices declined during  January  and  June,

contributed  in  offsetting  a  portion  of  overall  Partnership losses.  Total  expenses for the six months ended June  30,  1997 were $469,442, resulting in a net loss of $35,286.  The value  of an individual Unit in the Partnership decreased from $2,309.06 at

December 31, 1996 to $2,294.34 at June 30, 1997.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously  reported.  See Form 10-Q for the quarter ended  March

31, 1998.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K



          Reports on Form 8-K - No such reports have been filed for the quarter ended June 30, 1998.

                            SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                               Columbia Futures Fund
                               (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

August 12, 1998                By:/s/   Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.