Form 10-Q
period 1998-09-30
COLUMBIA FUTURES FUND
filed 1998-11-16
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1998 or

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


c/o Demeter Management Corporation
Two  World  Trade  Center, 62 Fl.,  New  York,  NY         10048
(Address  of  principal  executive  offices)                (Zip
Code)

Registrant's  telephone number, including area code  (212)  392-
5454



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

                       September 30, 1998




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

        Statements of Financial Condition September 30, 1998
               (Unaudited)        and        December        31,
     1997........................2

     Statements of Operations for the Quarters Ended
     September 30, 1998 and 1997 (Unaudited)..................3

     Statements of Operations for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)..................4

     Statements of Changes in Partners' Capital for
     the Nine Months Ended September 30, 1998 and 1997
     (Unaudited)..............................................5
     Statements of Cash Flows for the Nine Months Ended
     September 30, 1998 and 1997 (Unaudited)..................6

     Notes to Financial Statements (Unaudited).............7-12

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................13-22

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................23

Item 6. Exhibits and Reports on Form 8-K.....................23





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION
                                   September 30,   December 31,
                                        1998           1997
                                         $              $
                                    (Unaudited)
ASSETS
Equity in commodity futures trading accounts:
 Cash                             9,376,307         9,092,300
 Net unrealized gain on open contracts    713,081       611,751

 Total Trading Equity            10,089,388         9,704,051

Interest receivable (DWR)            31,689            33,770

 Total Assets                    10,121,077         9,737,821

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Accrued administrative expenses     85,883            56,762
 Redemptions payable                 30,954            14,155
 Accrued management fees             33,222            32,163
 Incentive fee payable                -               173,722

 Total Liabilities                  150,059           276,802

Partners' Capital

 Limited Partners (3,121.196 and
  3,242.046 Units, respectively)  9,661,474         9,177,928
 General Partner (100 Units)        309,544           283,091

 Total Partners' Capital          9,971,018         9,461,019

   Total   Liabilities   and  Partners'  Capital      10,121,077
9,737,821


NET ASSET VALUE PER UNIT           3,095.44          2,830.91

          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                              For the Quarters Ended September 30,

                                       1998            1997
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                        143,426    597,244
    Net change in unrealized        (125,696)    96,132

      Total Trading Results          17,730    693,376

 Interest Income (DWR)              102,819      87,640

      Total Revenues                120,549    781,016

EXPENSES

 Management fees                    101,499     84,390
 Brokerage commissions (DWR)         75,580     95,299
 Administrative expenses             14,000     17,000
 Transaction fees and costs           5,755      8,690

      Total Expenses                196,834    205,379

NET INCOME (LOSS)                   (76,285)   575,637


NET INCOME (LOSS) ALLOCATION

 Limited Partners                    (73,894)  558,961
 General Partner                      (2,391)   16,676


NET INCOME (LOSS) PER UNIT

 Limited Partners                     (23.91)   166.76
 General Partner                      (23.91)   166.76

          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)
                             For the Nine Months Ended September 30,
                                       1998            1997
                                        $            $
REVENUES
 Trading profit:
    Realized                       1,192,374    888,100
    Net change in unrealized         101,330     63,429

      Total Trading Results        1,293,704    951,529

 Interest Income (DWR)               292,350    263,643

      Total Revenues               1,586,054  1,215,172


EXPENSES

 Management fees                     287,278    253,574
 Brokerage commissions (DWR)         239,853    271,090
    Incentive   fees                        133,846       76,969
Administrative expenses               46,000     49,000
 Transaction fees and costs           17,010     24,188

      Total Expenses                 723,987    674,821

NET INCOME                           862,067    540,351


NET INCOME ALLOCATION

 Limited Partners                    835,614   525,147
        General       Partner                             26,453
15,204


NET INCOME PER UNIT

 Limited Partners                     264.53    152.04
 General Partner                     264.53     152.04

          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1998 and 1997
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partner's Capital
 December 31, 1996    3,612.282  $8,110,079  $230,906 $8,340,985

Net Income                -        525,147      15,204 540,351

Redemptions             (239.770)  (581,231)       -         (58
1,231)

Partners' Capital
 September 30, 1997    3,372.512  $8,053,995    $246,110 $8,300,
105





Partner's Capital
 December 31, 1997    3,342.046  $9,177,928   $283,091$9,461,019

Net Income                -        835,614     26,453  862,067

Redemptions             (120.850)  (352,068)         -        (3
52,068)

Partners' Capital
 September 30, 1998    3,221.196  $9,661,474  $309,544 $9,971,01
8







           The accompanying notes are an integral part of these financial statements.




                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)


                            For the Nine Months Ended September 30,

                                       1998           1997
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                          862,067    540,351
Noncash item included in net income:
    Net change in unrealized        (101,330)  (63,429)

(Increase) decrease in operating assets:
    Interest receivable (DWR)         2,081        279
    Due from DWR                       -        (6,819)

Increase (decrease) in operating liabilities:
    Accrued administrative expenses  29,121      5,104
    Accrued management fees           1,059       (484)
    Incentive fee payable           (173,722)   (150,103)
    Accrued brokerage commissions (DWR)-        (1,034)
       Accrued   transaction   fees   and    costs             -
(85)

Net cash provided by operating activities    619,276    323,780



CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable     16,799      45,820
 Redemptions of units               (352,068)  (581,231)

Net cash used for financing activities  (335,269)(535,411)


Net increase (decrease) in cash     284,007    (211,631)

Balance at beginning of period    9,092,300   8,233,513

Balance at end of period          9,376,307   8,021,882

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

Corporation ("Demeter").  The non-clearing commodity  broker  is

Dean Witter Reynolds Inc. ("DWR"), an affiliate of Demeter.  The

clearing   commodity  broker  is  Carr  Futures  Inc.  ("Carr"),

providing clearing and execution services.  Both Demeter and DWR are  wholly-owned subsidiaries of Morgan Stanley Dean  Witter  &

Co.  ("MSDW").   The  trading  manager  who  makes  all  trading

decisions  for the Partnership is John W. Henry & Company,  Inc.

("JWH" or "Trading Manager").



2. Related Party Transactions

The  Partnership's  cash is on deposit  with  DWR  and  Carr  in futures

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)

interest trading accounts to meet margin requirements as needed.

DWR  pays interest on these funds based on current 13-week  U.S.

Treasury  bill  rates.  Brokerage  expenses  incurred   by   the

Partnership are paid to DWR.



3.  Financial Instruments

The Partnership trades futures and forward contracts in interest rates,  stock indices, commodities and currencies.  Futures  and

forwards  represent  contracts  for  delayed  delivery   of   an

instrument  at  a  specified date and price.  Risk  arises  from changes  in  the  value  of these contracts  and  the  potential inability  of counterparties to perform under the terms  of  the

contracts.   There are numerous factors which may  significantly

influence   the  market  value  of  these  contracts,  including

interest  rate volatility.  At September 30, 1998  and  December

31, 1997, open contracts were:

                               Contract or Notional Amount
                         September 30, 1998  December 31, 1997
                                    $                   $
Exchange-Traded Contracts
 Financial Futures:
   Commitments to Purchase     9,146,000           8,412,000
   Commitments to Sell             -               3,094,000
 Commodity Futures:
   Commitments to Purchase     1,280,000           1,948,000
   Commitments to Sell         2,403,000           3,352,000
 Foreign Futures:
   Commitments to Purchase    15,295,000           3,862,000
   Commitments to Sell         1,482,000           4,056,000
Off-Exchange-Traded
 Forward Currency Contracts
   Commitments to Purchase    30,241,000           6,966,000
   Commitments to Sell        13,446,000          20,155,000

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


The  net  unrealized gains on open contracts are reported  as  a component  of "Equity in Commodity futures trading accounts"  on the  Statements of Financial Condition and totaled $713,081  and

$611,751   at  September  30,  1998  and  December   31,   1997,

respectively.



Of  the  $713,081  net  unrealized gain  on  open  contracts  at

September 30, 1998, $618,669 related to exchange-traded  futures contracts  and  $94,412  related to off-exchange-traded  forward currency contracts.



Of  the  $611,751  net  unrealized gain  on  open  contracts  at

December  31, 1997, $424,057 related to exchange-traded  futures contracts  and  $187,694 related to off-exchange-traded  forward currency contracts.


Exchange-traded  futures contracts held by  the  Partnership  at

September  30,  1998  and  December  31,  1997  mature   through

September

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)




1999   and  December  1998,  respectively.   Off-exchange-traded

forward  currency contracts held by the Partnership at September

30,  1998 and December 31, 1997 mature through December 1998 and

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

("CFTC"), to segregate from their own assets, and for  the  sole benefit  of  their commodity customers, all funds held  by  them with respect to exchange-traded futures contracts, including  an amount equal to

                     COLUMBIA FUTURES FUND
           NOTES TO FINANCIAL STATEMENTS (CONTINUED)



the  net  unrealized gain on all open futures  contracts,  which funds,  in  the aggregate, totaled $9,994,976 and $9,516,357  at

September  30,  1998 and December 31, 1997, respectively.   With

respect   to   the  Partnership's  off-exchange-traded   forward

currency contracts, there are no daily settlements of variations in  value  nor is there any requirement that an amount equal  to the net unrealized gain on open forward contracts be segregated.

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


For  the nine months ended September 30, 1998 and the year ended

December   31,  1997,  the  average  fair  value  of   financial

instruments held for trading purposes was as follows:

                                       September 30, 1998
                                       Assets        Liabilities
                                         $               $
Exchange-Traded Contracts:
  Financial Futures                    6,201,000     2,488,000
  Commodity Futures                    1,029,000     3,319,000
  Foreign Futures                      7,636,000     3,093,000
Off-Exchange-Traded Forward
 Currency Contracts                   23,697,000    32,477,000

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

Item  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - Assets of the Partnership are deposited with DWR  as non-clearing  broker  and Carr as clearing  broker  in  separate futures  interest trading accounts established for  the  Trading

Manager  and are used by the Partnership as margin to engage  in futures  interest trading.  Such assets are held in either  non-

interest bearing bank accounts or in securities approved by  the

CFTC for investment of customer funds.  The Partnership's assets held  by  DWR  and  Carr may be used as margin  solely  for  the

Partnership's trading.  Since the Partnership's sole purpose  is

to   trade  in  futures  interests,  it  is  expected  that  the

Partnership will continue to own such liquid assets  for  margin purposes.



The Partnership's investment in futures interests may, from time to  time,  be  illiquid.  Most United States  futures  exchanges limit  fluctuations in certain futures interest prices during  a

single   day   by  regulations  referred  to  as  "daily   price

fluctuations  limits"  or  "daily  limits".   Pursuant  to  such

regulations,  during  a single trading  day  no  trades  may  be executed at prices beyond the daily limit.  If the price  for  a particular  futures interest has increased or  decreased  by  an amount  equal  to  the daily limit, positions  in  such  futures interests can neither be taken nor liquidated unless traders are

willing  to  effect  trades  at or within  the  limit.   Futures

interests  prices have occasionally moved the  daily  limit  for several consecutive days with little or
no   trading.    Such  market  conditions  could   prevent   the

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



Capital  Resources - The Partnership does not have, nor does  it expect  to  have,  any capital assets.  Future  redemptions  and exchanges  of Units of Limited Partnership Interest will  affect

the   amount  of  funds  available  for  investment  in  futures

interests  in  subsequent  periods.   Since  they  are  at   the

discretion  of  the  Limited Partners, it  is  not  possible  to

estimate  the  amount  and  therefore,  the  impact  of   future

redemptions and exchanges of Units.



Results of Operations

For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September 30,  1998,  the  Partnership recorded total trading revenues including interest income of

$120,549 and after expenses posted a decrease in Net Asset Value

per  Unit.   The  most significant losses were recorded  in  the

currency  markets from transactions involving the British  pound and Australian dollar as the value of these currencies failed to move  with  consistent direction relative  to  the  U.S.  dollar throughout  a majority of the quarter.  Smaller currency  losses were recorded during September from short Japanese yen positions as the value of the yen strengthened versus the U.S. dollar as a

Japanese official hinted that Japan may intervene to support the

yen.   As  a result of this strengthening in the yen,  new  long

positions were established during mid-September, only to  result in  additional losses as the value of the yen decreased  due  to the  failure  of  the  Japanese government to  present  any  new initiatives toward economic recovery in that country.  In  other markets,  choppy price movement in coffee prices throughout  the quarter  resulted in losses being recorded in soft  commodities.

Smaller  losses were recorded in metals from long silver futures positions  during July, as silver prices moved lower,  and  from short  silver  futures  positions during September  as  precious metals  prices were boosted higher by the weakness in  the  U.S.

dollar.   A  majority  of  these losses  were  offset  by  gains

recorded  in  the  financial futures markets during  August  and

September from long positions in German, U.S. and Japanese  bond futures  as the volatility in global stock markets and worldwide economic  uncertainty  drove investors to these  "safe  havens",

thus pushing prices higher.

Smaller profits were recorded in the agricultural markets during

July  and  August  from short corn futures  positions  as  grain

prices  decreased  on  reports  of  abundant  supplies.    Total

expenses  for  the three months ended September  30,  1998  were

$196,834, resulting in a net loss of $76,285.  The value  of  an individual  Unit in the Partnership decreased from $3,119.35  at

June 30, 1998 to $3,095.44 at September 30, 1998.



For  the  nine months ended September 30, 1998, the  Partnership recorded  total  trading revenues including interest  income  of

$1,586,054 and posted an increase in Net Asset Value  per  Unit.

The  most  significant  gains were  recorded  in  the  financial futures  markets during August and September from long positions in  German,  U.S.  and  Japanese bond futures  as  prices  moved sharply higher due to a "flight-to-quality" by investors seeking refuge  from  the worldwide economic uncertainty and  subsequent

volatility.   Additional profits were recorded in  the  currency

markets  from  short South African rand positions as  its  value moved  significantly lower during May and June despite an effort by  the  South  African government to prevent its currency  from declining further.  In energies, gains were recorded from  short crude oil futures positions as oil prices moved lower throughout a majority of the first quarter despite the threat of a conflict in  the  Persian  Gulf.  Short positions in  crude  oil  futures continued to profit during the second quarter and early part  of the third quarter as oil prices moved lower following a spike higher in late March. Smaller gains were recorded in the agricultural  markets  during July  and  August  as  short  corn futures  positions  profited from a  decline  in  grain  prices.

These  gains  were partially offset by losses  incurred  in  the metals  markets during July from long silver futures  positions,

as  prices  moved lower, and during September from short  silver futures positions, as precious metals prices were pushed  higher by  the  weakness  in the U.S. dollar.  Additional  losses  were recorded  in  metals from trading gold futures  as  gold  prices moved without consistent direction during the first quarter.  In soft  commodities,  smaller  loses were  recorded  from  trading cotton futures throughout a majority of the first nine months of

the  year.   Total expenses for the nine months ended  September

30,  1998  were $723,987, resulting in net income  of  $862,067.

The  value  of  an individual Unit in the Partnership  increased from  $2,830.91 at December 31, 1997 to $3,095.44  at  September

30, 1998.



For the Quarter and Nine Months Ended September 30, 1997

For  the  quarter  ended  September 30,  1997,  the  Partnership recorded  total  trading revenues including interest  income  of

$781,016  and  posted an increase in Net Asset Value  per  Unit.

Gains  were  recorded  in  the currency  and  financial  futures

markets  throughout  the  quarter.   In  currencies  gains  were

recorded  as the value of the U.S. dollar strengthened  relative to  most  currencies.  As a result, profits were  recorded  from short  positions  in the Malaysian ringgit and Singapore  dollar during
the  quarter.  Smaller gains were recorded from trading the  New

Zealand dollar, German mark and French franc during the quarter.

In  financial  futures trading, gains were  recorded  from  long

Japanese  bond futures positions as prices in this market  moved higher  during  the quarter.  Smaller gains were  recorded  from long  European bond futures positions as prices in these markets also  moved  higher.  Additional gains were recorded from  short

Nikkei  index  futures positions during August.   A  portion  of

these gains was offset by losses recorded from trading crude oil as  oil  prices moved without consistent direction during August

and  September.   In  other markets, losses were  recorded  from

trendless price movement in coffee futures during September  and corn futures during July and September.  Total expenses for  the three  months ended September 30, 1997 were $205,379,  resulting in  net income of $575,637.  The value of an individual Unit  in the  Partnership increased from $2,294.34 at June  30,  1997  to

$2,461.10 at September 30, 1997.



For  the  nine months ended September 30, 1997, the  Partnership recorded  total  trading revenues including interest  income  of

$1,215,172 and posted an increase in Net Asset Value  per  Unit.

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

January  and June.  These gains were partially offset by  losses recorded in the energy markets from trading crude oil futures as oil  prices  moved in a choppy pattern throughout  most  of  the year.  Smaller losses were recorded in the soft commodities  and agricultural  markets as profits during the first  half  of  the year  from trading coffee and corn futures were offset by losses in these same markets due to trendless price movement during the

third   quarter.  Total  expenses  for  the  nine  months  ended

September  30,  1997 were $674,821, resulting in net  income  of

$540,351.   The  value of an individual Unit in the  Partnership

increased  from $2,309.06 at December 31, 1996 to  $2,461.10  at

September 30, 1997.



Year 2000 Problem - Commodity pools, like financial and business organizations  and individuals around the world, depend  on  the smooth  functioning of computer systems.  Many computer  systems in  use  today cannot recognize the computer code for  the  year

2000,  but revert to 1900 or some other date.  This is  commonly known  as  the  "Year 2000 Problem."  The Partnership  could  be adversely  affected if computer systems used by it or any  third party with whom it has a material relationship do not properly
process   and  calculate  date-related  information   and   data

concerning  dates on or after January 1, 2000.  Such  a  failure could have a negative impact on the handling or determination of futures  trades  and  prices and the services  provided  to  the

Partnership.



MSDW began its planning in response to the Year 2000 Problem  in

1995 and currently has several hundred employees working on such response.  It has developed its own Year 2000 compliance plan to deal with the problem and had the plan approved by the company's

executive   management,  Board  of  Directors  and   Information

Technology  Department.  Demeter is coordinating  with  MSDW  in taking  steps  that  both  believe are  reasonably  designed  to address the Year 2000 Problem with respect to Demeter's computer systems  that relate to the Partnership.  This includes hardware

and   software   upgrades,  systems  consulting   and   computer

maintenance.



Beyond  the  challenge  facing internal  computer  systems,  the systems  failure  of  any of the third  parties  with  whom  the

Partnership has a material relationship - the futures  exchanges and  clearing organizations through which it trades,  Carr,  and the  Trading Manager - could result in a material financial risk to  the Partnership.  Regarding the futures exchanges, all  U.S.

futures exchanges will be subject to the monitoring of the  CFTC for their Year 2000 preparedness and the major foreign futures exchanges are also expected to be subject to market-wide testing of their Year 2000 compliance during 1999.  With respect to Carr and  the  Trading  Manager,  Demeter intends  to  monitor  their progress  throughout  1999 in their Year  2000  compliance  and,

where  applicable, to test its external interface with Carr  and the Trading Manager.



Finally,  MSDW has begun developing various "contingency  plans"

in  the  event that the systems of such third parties fail,  and

Demeter  intends  to consult closely with MSDW  in  implementing

those   plans.   MSDW  has  also  recently  reported  that   its

development of such contingency plans is proceeding on schedule.

Despite  the  best  efforts of both Demeter and  MSDW,  however,

there  can  be  no  assurance  that  the  above  steps  will  be sufficient  to  avoid  any adverse impact  to  the  Partnership,

whether from failures in their own computer systems or those  of

Carr, the Trading Manager or any other third party.



Risks  Associated with the Euro -  On January  1,  1999,  eleven countries  in  the  European  Union intend  to  establish  fixed conversion  rates  on  their existing sovereign  currencies  and

convert  to  a  common single currency (the "euro").   During  a

three-year  transition period, the existing sovereign currencies will  continue to exist but only as a fixed denomination of  the

euro.   Conversion to the euro will prevent the Trading  Manager

from trading in certain currencies and thereby limit its ability to take advantage of potential market opportunities that might otherwise have existed had separate currencies been available to trade,  and  could  result  in  losses  with  respect  to  those positions.

                   PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Previously reported.  See Form 10-Q for the quarter ended  March

31, 1998.



Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

Reports  on  Form 8-K - No reports have been filed for the  quarter ended September 30, 1998.

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




                               Columbia Futures Fund
                               (Registrant)

                               By: Demeter Management Corporation
                                  (General Partner)

November 16, 1998              By:/s/   Lewis A. Raibley, III
                                        Lewis A. Raibley, III
                                        Chief Financial Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.