Form 10-K405/A
period 1998-12-31
COLUMBIA FUTURES FUND
filed 1999-04-06
CIK 701286

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
          Accounting Officer

                                  EXHIBIT INDEX



    Item                                                  METHOD OF FILING


- 3.01     Amendment to Limited Partnership                       (1)
           Agreement of Columbia Futures Fund,
           dated as of February 14, 1985.

-10.01     Advisory Agreement among the Partnership,              (2)
           Demeter and JWH dated as of January
           20, 1987.

-10.05     December 31, 1997 Annual Report to Limited Partners.   (3)

(1) Incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, File No. 0-12431.

(2) Incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-12431.

(3)        Filed herewith.