Form 10-Q
period 1999-03-31
COLUMBIA FUTURES FUND
filed 1999-05-14
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the period ended March 31, 1999 or

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

                         March 31, 1999



PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 1999 (Unaudited) and December 31, 1998........2

     Statements of Operations for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited).....................3

     Statements of Changes in Partners' Capital for
     the Quarters Ended March 31, 1999 and 1998
     (Unaudited).............................................4

     Statements of Cash Flows for the Quarters Ended
     March 31, 1999 and 1998 (Unaudited).....................5

     Notes to Financial Statements (Unaudited)............6-10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations.......................................11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk  . . . . . . . . . . . . . . . . . . 17-28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................   29

Item  6.  Exhibits  and  Reports on Form  8-K....................
29






                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              9,532,227      9,719,676
 Net unrealized gain on open contracts   385,047       499,104

      Total Trading Equity         9,917,274     10,218,780

 Interest receivable (DWR)            30,669          29,902

      Total Assets                 9,947,943     10,248,682


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                 226,785         15,855
 Administrative expenses payable      63,254         54,390
 Accrued management fee               32,839         33,868

      Total Liabilities              322,878        104,113


Partners' Capital

 Limited Partners (2,954.763 and
  3,099.179 Units, respectively)   9,309,981      9,827,470
 General Partner (100 Units)         315,084        317,099

 Total Partners' Capital           9,625,065     10,144,569

 Total Liabilities and Partners' Capital  9,947,943    10,248,682


NET ASSET VALUE PER UNIT            3,150.84        3,170.99

          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended March 31,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
       Realized                         170,922          (40,328)
Net change in unrealized          (114,057)     (309,154)
      Total Trading Results         56,865      (349,482)
    Interest Income (DWR)           88,751       95,424
      Total Revenues               145,616      (254,058)

EXPENSES

    Management   fee                       98,901          91,244
Brokerage    commissions   (DWR)           90,088          76,607
Administrative    expenses                17,000           20,000
Transaction fees and costs           6,031         5,781
      Total Expenses               212,020      193,632

NET LOSS                           (66,404)     (447,690)

NET LOSS ALLOCATION

 Limited Partners                  (64,389)     (434,275)
 General Partner                    (2,015)      (13,415)

NET LOSS PER UNIT

 Limited Partners                   (20.15)      (134.15)
   General   Partner                      (20.15)        (134.15)

          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 1999 and 1998
                          (Unaudited)



                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
   December 31, 1997  3,342.046  $9,177,928  $283,091  $9,461,019

Net Loss                -          (434,275)  (13,415) (447,690)

Redemptions                 (35.487)       (96,338)             -
(96,338)

Partners' Capital,
    March 31, 1998     3,306.559   $8,647,315   $269,676   $8,916
,991




Partners' Capital,
    December 31, 1998  3,199.179  $9,827,470   $317,099  $10,144,
569

Net Loss                   -        (64,389)   (2,015)  (66,404)

Redemptions                 (144.416)      (453,100)            -
(453,100)

Partners' Capital,
    March 31, 1999       3,054.763 $9,309,981   $315,084 $9,625,0
65






           The accompanying notes are an integral part of these financial statements.



                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                       1999            1998
                                        $              $
CASH FLOWS FROM OPERATING ACTIVITIES
   Net   loss                            (66,404)       (447,690)
Noncash item included in net loss:
    Net change in unrealized       114,057      309,154
 (Increase) decrease in operating assets:
      Interest   receivable   (DWR)           (767)         2,516
Due from DWR                          -          (13,433)
 Increase (decrease) in operating liabilities:
      Administrative   expenses   payable    8,864         17,106
Accrued management fee              (1,029)       (2,231)
    Incentive fee payable          -            (173,722)

  Net cash provided by (used for) operating activities     54,721
(308,300)


CASH FLOWS FROM FINANCING ACTIVITIES

   Increase   in   redemptions  payable     210,930        48,537
Redemptions of units                (453,100)    (96,338)
 Net cash used for financing activities   (242,170)    (47,801)

 Net decrease in cash               (187,449)   (356,101)
 Balance at beginning of period   9,719,676   9,092,300
 Balance at end of period         9,532,227   8,736,199


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

December 31, 1998 Annual Report on Form 10-K.



1.  Organization

Columbia  Futures  Fund  is  a limited partnership  organized  to engage  in  the  speculative trading  of  futures  contracts  and forward  contracts  in foreign currencies, financial  instruments

and    other   commodity   interests    (collectively,   "futures

interests").  The Partnership commenced trading on July 15, 1983.

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

Company, Inc. (or the "Trading Advisor").

                        COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


2.  Related Party Transactions

The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed.

DWR  pays  interest on these funds based on current 13-week  U.S.

Treasury  bill rates. The Partnership pays brokerage  commissions to DWR.



3.  Financial Instruments

The Partnership trades futures contracts and forward contracts in foreign  currencies,  financial instruments and  other  commodity interests.  Futures and forwards represent contracts for  delayed

delivery  of  an instrument at a specified date and price.   Risk

arises  from  changes  in the value of these  contracts  and  the potential inability of counterparties to perform under the  terms

of   the  contracts.   There  are  numerous  factors  which   may

significantly  influence  the market value  of  these  contracts,

including interest rate volatility.



In  June  1998, the Financial Accounting Standards  Board  issued

Statement  of  Financial Accounting Standard  ("SFAS")  No.  133,

"Accounting  for  Derivative Instruments and Hedging  Activities"

effective  for fiscal years beginning after June 15,  1999.   The

Partnership has elected to adopt the provisions of SFAS  No.  133 beginning with the fiscal year ended December 31, 1998.  SFAS No.

133 supersedes SFAS No. 119 and No. 105, which required the

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for  an entity  which carries its assets at fair value.  The  application of  SFAS  No.  133  does  not have a significant  effect  on  the

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $385,047  and

$499,104 at March 31, 1999 and December 31, 1998, respectively.



Of  the  $385,047 net unrealized gain on open contracts at  March

31,  1999,  $249,612 related to exchange-traded futures contracts and  $135,435  related  to off-exchange-traded  forward  currency contracts.



Of the $499,104 net unrealized gain on open contracts at December

31,  1998,  $694,869 related to exchange-traded futures contracts and  $(195,765)  related to off-exchange-traded forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  1999 and December 31, 1998 mature through March  2000 and  September  1999,  respectively. Off-exchange-traded  forward currency contracts held by the Partnership at March 31, 1999  and

December

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



31, 1998 mature through June 1999 and March 1999, respectively.



The  Partnership  is subject to the credit risk  associated  with counterparty  non-performance.  The credit risk  associated  with the  instruments in which the Partnership is involved is  limited to  the  amounts  reflected  in the Partnership's  Statements  of

Financial  Condition.  DWR and Carr act as the futures commission merchants  or  the counterparties with respect  to  most  of  the

Partnership's  assets.  Exchange-traded  futures  contracts   are

marked  to  market  on  a daily basis, with variations  in  value settled  on  a  daily basis. Each of DWR and Carr, as  a  futures commission  merchant for all of the Partnership's exchange-traded futures contracts, are required, pursuant to regulations  of  the

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $9,781,839 and $10,414,545 at  March  31,

1999 and December 31, 1998, respectively.



With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net  unrealized  gain  on open forward contracts  be  segregated.

With

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



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



Capital  Resources.  The Partnership does not have, nor  does  it expect to have, any capital assets.  Future redemptions of  Units of  Limited  Partnership  Interest ("Unit(s)")  will  affect  the amount of funds available for investment in futures interests  in subsequent periods.  Since they are at the discretion of  Limited

Partners,  it  is  not  possible  to  estimate  the  amount   and

therefore, the impact of future redemptions.



Results of Operations

For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total trading revenues including interest income of $145,616 and,

after  expenses, posted a decrease in Net Asset Value  per  Unit.

The  most significant losses were recorded in the global interest rate  futures markets from short Japanese government bond futures positions  as  prices increased amid a sell-off in  global  stock markets during mid-January and a "flight-to-quality" due  to  the

renewed  financial market turmoil in Brazil.   Losses  were  also

recorded from long Japanese government bond futures positions as prices dropped during mid-March as bond yields rose following comments by Bank of Japan Governor Masaru Hayami that he expected

interest  rates  in  Japan  to rise over  time.   In  the  metals

markets,  losses  were  experienced  from  long  silver   futures

positions  as  prices declined during mid-March  after  Berkshire

Hathaway's annual report failed to provide any new information on the company's silver positions.  In soft commodities, losses were recorded from short coffee futures positions as prices surged  in late-March as options-related buying triggered waves of buy-stops at several key resistance levels, attracting fund short-covering.

These  losses  were  partially offset by gains  recorded  in  the currency  markets  during  February and  March  from  short  euro positions  as  the value of the U.S. dollar hit new highs  versus the European common currency on the strength of the U.S. economy,

concerns  pertaining to the economic health of Europe  and  Japan and  growing uncertainty about the military action in Yugoslavia.

In  the  energy markets, gains were recorded from long crude  oil futures positions as oil prices moved significantly higher amid a substantial recovery in oil prices during March that was  largely attributed to the news that both OPEC and non-OPEC countries  had reached  an  agreement to cut total output by  approximately  two million barrels a day beginning April 1st. Total expenses for the three months ended March 31, 1999 were $212,020, resulting  in  a

net  loss  of  $66,404.   The  value of  a  Unit  decreased  from

$3,170.99 at December 31, 1998 to $3,150.84 at March 31, 1999.

For the Quarter Ended March 31, 1998

For  the  quarter ended March 31, 1998, the Partnership  recorded total  trading  losses  net of interest income  of  $254,058  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant of these losses were recorded in the currency markets from  short  Japanese  yen positions as  the  value  of  the  yen increased  versus  the  U.S.  dollar  during  January  and  early

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

March,  as well as from trading Japanese government bond  futures throughout the quarter.  A portion of these losses was offset  by gains  recorded from short positions in crude oil futures as  oil prices moved lower throughout a majority of the quarter despite a

potential  conflict in the Persian Gulf during  February.   Total

expenses for the three months ended March 31, 1998 were $193,632, resulting in a net loss of $447,690. The value of a Unit decreased  from  $2,830.91 at December 31, 1997 to  $2,696.76  at

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

A  less  catastrophic but more likely scenario would  be  one  in which  trading  opportunities diminish as a result  of  technical problems resulting in illiquidity and fewer opportunities to make profitable trades. MSDW has begun developing various "contingency plans" in the event that the systems of such third parties  fail.

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



Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

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

The  Partnership's  total market risk is  influenced  by  a  wide variety  of factors, including the diversification effects  among the Partnership's existing open positions, the volatility present

within  the  market(s), and the liquidity of the  market(s).   At

varying  times,  each of these factors may act to  exacerbate  or mute the market risk associated with the Partnership.



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



Quantifying the Partnership's Trading Value at Risk

The  following  quantitative disclosures regarding  the  Partner-

ship's market risk exposures contain "forward-looking statements"

within  the  meaning  of  the safe harbor  from  civil  liability provided for such statements by the Private Securities Litigation

Reform  Act  of 1995 (set forth in Section 27A of the  Securities

Act  of  1933 and Section 21E of the Securities Exchange  Act  of

1934).   All quantitative disclosures in this section are  deemed

to be forward-looking statements for purposes of the safe harbor,

except for statements of historical fact.

The Partnership accounts for open positions on the basis of mark-

to-market accounting principles.  As such, any loss in the fair value  of  the Partnership's open positions is directly reflected in  the  Partnership's earnings, whether realized or  unrealized,

and  the  Partnership's cash flow, as profits and losses on  open positions of exchange-traded futures interests are settled  daily through variation margin.


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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by  market category as of March 31, 1999.  As of March 31,  1999,

the  Partnership's  total capitalization  was  approximately  $10 million.

     Primary Market             March 31, 1999
     Risk Category              Value at Risk

     Interest Rate                 (0.83)%

     Currency                      (3.00)

     Equity                        (0.36)

      Commodity                         (0.49)

      Aggregate Value at Risk      (3.01)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  March  31,  1999  only  and  is  not  necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total net assets for the four quarterly reporting periods from April 1,

1998 through March 31, 1999.

Primary Market Risk Category        High      Low      Average

Interest Rate                      (0.83)%   (0.60)%   (0.72)%

Currency                           (3.00)    (1.07)    (2.03)

Equity                             (0.36)    (0.22)    (0.28)

Commodity                          (0.58)    (0.49)    (0.52)

Aggregate Value at Risk            (3.01)%   (1.47)%   (2.22)%

Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership is typically many times the applicable margin require-

ments, as such margin requirements generally range between 2% and

15%  of  contract face value.  Additionally, due to  the  use  of leverage, the face value of the market sector instruments held by the  Partnership is typically many times the total capitalization of the Partnership.  The financial magnitude of the Partnership's open  positions thus creates a "risk of ruin" not typically found in  other investment vehicles.  Due to the relative size  of  the

positions   held,  certain  market  conditions  may   cause   the

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

The foregoing VaR tables present the results of the Partnership's

VaR  for  the  Partnership's market  risk  exposures  and  on  an aggregate  basis at March 31, 1999 and for the end  of  the  four quarterly reporting periods from April 1, 1998 through March  31,

1999.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage and monitor risk  and  there can  be  no assurance that the Partnership's actual losses  on  a particular day will not exceed the VaR amounts indicated or  that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

90%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Interest Rate.  Interest rate risk is the principal  market exposure  of  the Partnership.  Interest rate movements  directly affect the price of the sovereign bond futures positions held  by the Partnership and, indirectly, the value of its stock index and currency  positions.  Interest rate movements in one  country  as well  as  relative  interest  rate  movements  between  countries

materially   impact   the   Partnership's   profitability.    The

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

       Currency.   The  Partnership's  currency  exposure  is  to

exchange rate fluctuations, primarily fluctuations which  disrupt the historical pricing relationships between different currencies

and  currency  pairs.   These  fluctuations  are  influenced   by

interest  rate changes as well as political and general  economic conditions. The Partnership's major exposures have typically been
in   the  dollar/euro,  dollar/yen  and  dollar/pound  positions.

Demeter  does  not  anticipate  that  the  risk  profile  of  the

Partnership's  currency sector will change significantly  in  the future,  although it is difficult at this point  to  predict  the effect  of  the introduction of the Euro on the Trading Advisors'

currency trading strategies.

      Equity.   The Partnership's primary equity exposure  is  to

equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of March 31, 1999, the Partnership's primary  exposures were in the ASE (Australia) and Nikkei (Japan)

stock indices.  The Partnership is primarily exposed to the  risk of  adverse  price trends or static markets in  the  major  U.S.,

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

       Soft  Commodities  and  Agriculturals.  The  Partnership's

primary  commodities exposure is to fluctuations in the price  of soft  commodities  and agriculturals, which  are  often  directly

affected  by  severe  or unexpected weather conditions.   Coffee,

corn  and  sugar  accounted  for  the  substantial  bulk  of  the

Partnership's  commodities exposure as of March  31,  1999.   The

Partnership has market exposure to live cattle.  However, Demeter anticipates that the Trading Advisor will maintain an emphasis on coffee, corn and sugar, in which the Partnership has historically taken it's largest positions.

     Energy.  The Partnership's primary energy market exposure is

to   oil   price   movements,  often  resulting  from   political

developments  in  the  Middle East.   Oil  prices  are  currently

depressed,  but they can be volatile and substantial profits  and losses  have  been and are expected to continue to be experienced in this market.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 1999:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  are in euros, Japanese yen,  British  pounds,

Singapore dollars and Swiss francs.  The Partnership controls the non-trading risk of these balances by regularly converting  these balances  back into U.S. dollars at varying intervals,  depending upon such factors as size, volatility, etc.



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



Demeter monitors and controls the risk of the Partnership's  non-

trading   instruments,  cash,  which  is  the  only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in Item 3. of the Partnership's  1998 Form 10-K:



On  April  12,  1999,  the  defendants  filed  a  motion  in  the

California  action to oppose certification by the  court  of  the class in the California litigation.



With  respect  to JWH, the New York Supreme Court  complaint  was dismissed  with prejudice when the plaintiffs failed  to  replead against  JWH in December, 1998.  Further, JWH has been  dismissed as  a  defendant  in  the  California actions  without  prejudice pursuant  to  a  tolling  agreement with plaintiffs  executed  in

January, 1999.


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




                               Columbia Futures Fund
                               (Registrant)

                        By:    Demeter Management Corporation
                               (General Partner)

May 14, 1999            By:/s/ Lewis A. Raibley, III
                               Lewis A. Raibley, III
                               Director and Chief Financial
                                Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.