Form 10-Q
period 1999-06-30
COLUMBIA FUTURES FUND
filed 1999-08-13
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999 or

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

                         June 30, 1999




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 1999 (Unaudited) and December 31, 1998..........2

     Statements of Operations for the Quarters Ended
     June 30, 1999 and 1998 (Unaudited).......................3

     Statements of Operations for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited).......................4

     Statements of Changes in Partners' Capital for
     the Six Months Ended June 30, 1999 and 1998
     (Unaudited)..............................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 1999 and 1998 (Unaudited).......................6

     Notes to Financial Statements (Unaudited).............7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ..................................... 21-33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................34

Item 6. Exhibits and Reports on Form 8-K.....................34








                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION

                                      June 30,     December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                9,318,108     9,719,676
 Net unrealized gain on open contracts     380,554     499,104

      Total Trading Equity           9,698,662     10,218,780

 Interest receivable (DWR)              29,314        29,902

      Total Assets                  9,727,976      10,248,682


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Redemptions payable                   93,006         15,855
 Administrative expenses payable        78,514         54,390
 Accrued management fees                32,058         33,868

      Total Liabilities                203,578        104,113

Partners' Capital

 Limited Partners (2,869.763 and
  3,099.179 Units, respectively)     9,203,686      9,827,470
 General Partner (100 Units)           320,712        317,099

 Total Partners' Capital             9,524,398     10,144,569

 Total Liabilities and Partners' Capital   9,727,976   10,248,682


NET ASSET VALUE PER UNIT              3,207.12       3,170.99


          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                        305,815     1,089,276
    Net change in unrealized          (4,493)     536,180

      Total Trading Results         301,322     1,625,456

    Interest Income (DWR)            88,612        94,107

      Total Revenues                389,934     1,719,563

EXPENSES

    Brokerage commissions (DWR)      97,324        87,666
    Management fees                  97,282        94,535
    Administrative expenses          17,000        12,000
    Transaction fees and costs        6,363         5,474
    Incentive fees                      187       133,846

      Total Expenses                218,156       333,521

NET INCOME                          171,778     1,386,042


NET INCOME ALLOCATION

    Limited Partners                166,150     1,343,783
    General Partner                   5,628        42,259


NET INCOME PER UNIT

    Limited Partners                  56.28        422.59
    General Partner                   56.28        422.59


          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                       476,737      1,048,948
    Net change in unrealized       (118,550)      227,026

      Total Trading Results        358,187      1,275,974

    Interest Income (DWR)          177,363        189,531

      Total Revenues               535,550     1,465,505


EXPENSES

    Management fees                196,183        185,779
    Brokerage commissions (DWR)    187,412        164,273
    Administrative expenses         34,000        32,000
    Transaction fees and costs      12,394         11,255
    Incentive fees                     187        133,846


      Total Expenses               430,176        527,153

NET INCOME                         105,374        938,352


NET INCOME ALLOCATION

    Limited Partners               101,761        909,508
    General Partner                  3,613         28,844

NET INCOME PER UNIT

      Limited   Partners                   36.13           288.44
General Partner                      36.13         288.44

          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


Partner's Capital,
 December 31, 1997    3,342.046  $9,177,928  $283,091  $9,461,019

Net Income               -         909,508    28,844     938,352

Redemptions                 (97.311)      (277,913)             -
(277,913)

Partners' Capital,
  June 30, 1998         3,244.735  $9,809,523     $311,935   $10,
121,458





Partner's Capital,
  December 31, 1998    3,199.179  $9,827,470  $317,099  $10,144,5
69

Net Income                -        101,761     3,613   105,374

Redemptions                 (229.416)      (725,545)            -
(725,545)

Partners' Capital,
 June 30, 1999          2,969.763 $9,203,686  $320,712$9,524,398







           The accompanying notes are an integral part of these financial statements.


                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income                         105,374     938,352
 Noncash item included in net income:
    Net change in unrealized        118,550     (227,026)

 Decrease in operating assets:
   Interest receivable (DWR)           588         511
 Increase (decrease) in operating liabilities:
    Administrative expenses payable  24,124      21,409
      Accrued   management   fees             (1,810)       2,385
Incentive fees payable               -          (39,876)

 Net cash provided by operating activities   246,826   695,755


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable     77,151      95,022
 Redemptions of units               (725,545)   (277,913)

 Net cash used for financing activities  (648,394) (182,891)

 Net increase (decrease) in cash    (401,568)   512,864

 Balance at beginning of period   9,719,676   9,092,300

 Balance at end of period         9,318,108   9,605,164



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

December 31, 1998 Annual Report on Form 10-K.



1.  Organization

Columbia  Futures  Fund  is  a limited partnership  organized  to engage  primarily in the speculative trading of futures contracts

and   forward   contracts   in  foreign   currencies,   financial

instruments   and   other  commodity  interests    (collectively,

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

Company, Inc. (the "Trading Advisor").

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

Partnership  elected  to adopt the provisions  of  SFAS  No.  133 beginning  with  the  fiscal year that ended December  31,  1998.

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

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $380,554  and

$499,104 at June 30, 1999 and December 31, 1998, respectively.



Of the $380,554 net unrealized gain on open contracts at June 30,

1999,  $401,299 related to exchange-traded futures contracts  and

$(20,745)   related  to  off-exchange-traded   forward   currency

contracts.



Of the $499,104 net unrealized gain on open contracts at December

31,  1998,  $694,869 related to exchange-traded futures contracts and  $(195,765)  related to off-exchange-traded forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  1999  and  December 31, 1998 mature through  June  2000  and

September   1999,   respectively.   Off-exchange-traded   forward

currency  contracts held by the Partnership at June 30, 1999  and

December

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



31,   1998   mature  through  September  1999  and  March   1999,

respectively.



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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $9,719,407 and $10,414,545  at  June  30,

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



Results of Operations

For the Quarter and Six Months Ended June 30, 1999

For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $389,934  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains  were recorded from long  Japanese  government bond  futures  positions as investors moved into higher  yielding long-term  debt  instruments  during  April  and  May  after  the

government  proposed no new economic spending plans.   Additional

gains  were  experienced in the energy markets during April  from long  crude  oil futures positions as oil prices rallied  due  to declines in inventory levels and growing confidence that oil-exporting countries are cutting production. Oil prices jumped higher during June on unexpected declines in U.S. stockpiles  and on news of refinery outages, thus resulting in additional profits for  the Partnership's long positions.  In the global stock index futures  markets,  profits were recorded from long  Nikkei  Index futures  positions as Japanese equity prices moved higher  during

April  following  gains  on Wall Street and  on  hopes  that  the

Japanese  government would take more measures to stimulate  their

economy.   Additional  gains were recorded  during  June  as  the

Japanese benchmark index reached its highest level in more than a year  and  a  half encouraged by recent economic growth  data  in

Japan.  Smaller gains were recorded in the currency markets  from short  positions  in  the  euro as the  value  of  most  European currencies weakened steadily versus the U.S. dollar during  April due  to  lack  of economic growth in the European community,  the ongoing military conflict in Kosovo and strong economic data  out

of  the  U.S.   Short euro positions were also profitable  during

June  as  the  value of the U.S. dollar strengthened against  the

European  common  currency after tame U.S. inflation  data  eased fears that the Federal Reserve was about to embark on a series of rate  hikes.  These gains were partially offset by losses in  the metals markets from short silver futures positions as prices were boosted  higher during April by perceptions of tightening  supply levels  and  technically-driven buying.  Newly  established  long silver  futures  positions resulted in additional  losses  during

June  as  prices decreased after a widely watched  survey  showed that silver demand fell in 1998.  Additional losses were incurred in the soft commodities markets during the latter half of the quarter from long coffee futures positions as prices declined due

to   warm  weather in Brazil and ample warehouse supplies.  Total expenses  for the three months ended June 30, 1999 were $218,156,

resulting  in  net  income of $171,778.   The  value  of  a  Unit

increased from $3,150.84 at March 31, 1999 to $3,207.12  at  June

30, 1999.



For  the six months ended June 30, 1999, the Partnership recorded total trading revenues including interest income of $535,550  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains  were recorded in the  currency  markets  from short euro positions as the value of the U.S. dollar strengthened versus the European common currency throughout a majority of  the first  half  of  the  year on the strength of the  U.S.  economy,

concerns  pertaining to the economic health of Europe  and  Japan and ongoing military action in Yugoslavia.  Additional gains were recorded  in  the  energy  markets from long  crude  oil  futures positions  as oil prices moved significantly higher during  March on news that OPEC and non-OPEC countries had reached an agreement to  cut total output by approximately two million barrels  a  day beginning April 1st.  Oil prices continued to climb higher during

April  due to declines in inventory levels and growing confidence

in  production  cutbacks.   In  the global  stock  index  futures

markets, gains resulted from long futures positions in the Nikkei and  ASE  All  Ordinaries Index during April.  The  Tokyo  equity benchmark  moved  higher following gains on Wall  Street  and  on hopes  that  the Japanese government would take more measures  to stimulate their economy. Australian stock prices moved higher due to April's rise in commodity prices, particularly gold.

Smaller  gains were recorded in the global interest rate  futures markets from long Japanese bond futures positions as prices moved higher during April and May after the government proposed no  new economic spending plans.  A portion of these gains was offset  by losses  in  the metals markets from long silver futures positions as  prices  retreated during mid-March after Berkshire Hathaway's annual  report  failed  to provide any  new  information  on  the

company's  silver  positions.   Short  silver  futures  positions

established  in  April  were  also unprofitable  as  prices  were boosted  higher  by perceptions of tightening supply  levels  and technically-driven buying.  Newly established long silver futures positions  were  once  again unfavorable during  June  as  prices

decreased  on  news  of  lower demand.   Additional  losses  were

experienced  in  the soft commodities markets from  short  coffee futures  positions during mid-March as prices surged  as  option-

related  buying  triggered  waves of  buy-stops  at  several  key

resistance   levels,   attracting  fund  short-covering.    Newly

established long coffee futures positions also resulted in losses

during   the  second  quarter  as  prices  declined  amid  warmer

temperatures  in Brazil and ample supplies.  Total  expenses  for the  six  months ended June 30, 1999 were $430,176, resulting  in net  income  of  $105,374.  The value of a  Unit  increased  from

$3,170.99 at December 31, 1998 to $3,207.12 at June 30, 1999.



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

Total  expenses  for the three months ended June  30,  1998  were

$333,521, resulting in net income of $1,386,042.  The value of  a

Unit  increased from $2,696.76 at March 31, 1998 to $3,119.35  at

June 30, 1998.

For  the six months ended June 30, 1998, the Partnership recorded trading  revenues  including interest income  of  $1,465,505  and

posted  an  increase  in  Net Asset Value  per  Unit.   The  most

significant  trading gains were recorded in the currency  markets from  short  South  African rand positions as its  value  trended significantly lower versus the U.S. dollar throughout the  second

quarter.   Additional gains were recorded in the  energy  markets

from  short crude oil futures positions as oil prices moved lower throughout  a majority of the first quarter despite  a  potential conflict  in the Persian Gulf during February.  Short  crude  oil futures  positions continued to profit as oil prices moved  lower throughout a greater part of the second quarter following a spike higher  during  late March.  Smaller gains were produced  in  the soft  commodities markets from short coffee futures positions  as

coffee  prices moved lower during the first half of the year.   A

portion  of  the  Fund's  overall  gains  was  offset  by  losses experienced  in the metals markets from trading gold  futures  as gold  prices moved without consistent direction during the  first

quarter.   Additional  losses  were  recorded  in  the  financial

futures  markets from trading Nikkei Index futures during January

and  March.   Smaller losses were experienced in the agricultural

markets from short corn futures positions as prices moved  higher in  January, March and June.  Total expenses for the  six  months ended  June  30, 1998 were $527,153, resulting in net  income  of

$938,352.   The  value  of  a Unit increased  from  $2,830.91  at

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of June 30, 1999.  As of June 30, 1999, the

Partnership's total capitalization was approximately $9 million.

     Primary Market             June 30, 1999
     Risk Category              Value at Risk

     Currency                      (2.96)%

     Interest Rate                 (0.79)

     Equity                        (0.23)

     Commodity                     (0.50)

     Aggregate Value at Risk       (3.13)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open

positions   at  June  30,  1999  only  and  is  not   necessarily

representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net Assets for the four quarterly reporting periods from July  1,

1998 through June 30, 1999.

Primary Market Risk Category        High      Low      Average

Currency                           (3.00)%   (1.07)%    (2.25)%

Interest Rate                      (0.83)    (0.60)     (0.75)
Equity                             (0.36)    (0.22)     (0.28)

Commodity                          (0.52)    (0.49)     (0.50)

Aggregate Value at Risk            (3.13)%   (1.47)%    (2.42)%

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

The foregoing VaR tables present the results of the Partnership's

VaR  for  the  Partnership's market  risk  exposures  and  on  an aggregate  basis  at June 30, 1999 and for the end  of  the  four quarterly  reporting periods from July 1, 1998 through  June  30,

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

Partnership  also maintains a substantial portion  (approximately

88%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership  as of June 30, 1999, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.

      Currency. The primary trading risk market exposure  in  the

Partnership   is  in  the  currency  sector.   The  Partnership's

currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions

between  two  currencies other than the  U.S.  dollar.   For  the

second quarter of 1999, the Partnership's major exposures were in outright  U.S. dollar positions.  (Outright positions consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.

      Interest  Rate.  The  second largest market  exposure  this quarter  is  in the interest rate complex.  Exposure  was  spread across  the  Japanese, U.S., German and Australian interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative interest rate movements between countries materially
impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

However,  the  Partnership also takes futures  positions  in  the

government  debt  of  smaller nations - e.g. Australia.   Demeter

anticipates  that G-7 and Australian interest rates  will  remain the  primary  interest rate exposure of the Partnership  for  the foreseeable  future.  The changes in interest rates,  which  have the most effect on the Partnership, are changes in long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by  the Partnership are in  medium-to-long  term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium-to-long term rates to remain steady.

      Equity.   The Partnership's primary equity exposure  is  to

equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on broadly  based  indices.  As of June 30, 1999, the  Partnership's primary  exposures  were  in the All Ordinaries  (Australia)  and

Nikkei  (Japan)  stock  indices.  The  Partnership  is  primarily exposed to the risk of adverse price trends or static markets  in the  U.S. and Japanese indices.  (Static markets would not  cause major  market  changes  but  would  make  it  difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).

     Commodity.

     Soft  Commodities and Agriculturals.  On June 30, 1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in  the  coffee,  sugar  and  corn markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.

     Energy.    On  June  30,  1999,  the  Partnership's   energy

exposure  was  shared by futures contracts in  the  oil  markets.

Price movements in this market result from political developments

in   the  Middle  East,  weather  patterns,  and  other  economic fundamentals.  As oil prices have broken out of low price  ranges achieved in 1998, it is possible that volatility will increase as

well.   Significant profits and losses have been and are expected

to continue to be experienced in this market.

     Metals.    The Partnership's primary metals market  exposure

is to fluctuations in the price of gold and silver.  Although the

Trading  Advisor will, from time to time, trade base metals  such as copper, the principal market exposures of the Partnership have

consistently  been  in  precious metals, gold  and  silver.   The

Trading Advisor's gold trading has been increasingly limited  due to  the long-lasting and mainly non-volatile decline in the price of  gold over the last 10-15 years.  However, silver prices  have remained volatile over this period, and the Trading Advisor, from time  to time, takes substantial positions when perceived  market opportunities develop.  Demeter anticipates that gold and silver

                                       will  remain  the  primary

metals market exposure for the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 1999:



      Foreign  Currency  Balances.    The  Partnership's  primary

foreign  currency  balances  are in euros,  Japanese  yen,  South

African   rands,  Australian  dollars  and  Swiss   francs.   The

Partnership  controls the non-trading risk of these  balances  by regularly  converting  these  balances  back  into  dollars  upon liquidation of the respective position.



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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



With   respect   to  the  plaintiff's  consolidated   action   in

California, on July 1, 1999, the Superior Court of the  State  of

California, ruling from the bench, denied the plaintiffs'  motion to have their lawsuit certified as a class action, stating, among other  things,  that plaintiffs' lawsuit did not  present  common questions of fact.




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




                        Columbia Futures Fund
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 1999         By:/s/ Lewis A. Raibley, III
                               Lewis A. Raibley, III
                               Director and Chief Financial
                                Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.