Form 10-Q
period 1999-09-30
COLUMBIA FUTURES FUND
filed 1999-11-12
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 1999 or

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

                       September 30, 1999




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 1999 (Unaudited) and December 31, 1998.....2

     Statements of Operations for the Quarters Ended
     September 30, 1999 and 1998 (Unaudited)..................3

     Statements of Operations for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)..................4

     Statements of Changes in Partners' Capital for
     the Nine Months Ended September 30, 1999 and 1998
     (Unaudited)..............................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 1999 and 1998 (Unaudited)..................6

     Notes to Financial Statements (Unaudited).............7-11

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................12-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ..................................... 21-33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................   34

Item 6. Exhibits and Reports on Form 8-K.....................34







                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION

                                   September 30,   December 31,
                                        1999           1998
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                8,772,635     9,719,676
 Net unrealized gain on open contracts    349,191     499,104

      Total Trading Equity           9,121,826     10,218,780

 Interest receivable (DWR)              29,368        29,902
 Due from DWR                              585           -

      Total Assets                  9,151,779      10,248,682


LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Administrative expenses payable        96,129         54,390
 Redemptions payable                   61,592         15,855
 Accrued management fees                30,085         33,868

      Total Liabilities                187,806        104,113

Partners' Capital

 Limited Partners (2,810.763  and
  3,099.179 Units, respectively)     8,656,013      9,827,470
 General Partner (100 Units)           307,960        317,099

 Total Partners' Capital             8,963,973     10,144,569

 Total Liabilities and Partners' Capital  9,151,779   10,248,682


NET ASSET VALUE PER UNIT              3,079.60       3,170.99


          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                       1999           1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      (207,066)     143,426
    Net change in unrealized       (31,363)       (125,696)

      Total Trading Results       (238,429)      17,730

    Interest Income (DWR)           89,778        102,819

      Total Revenues              (148,651)       120,549

EXPENSES

 Brokerage commissions (DWR)       110,572       75,580
 Management fees                    91,008      101,499
 Administrative expenses            21,000       14,000
 Transaction fees and costs          7,244         5,755

      Total Expenses               229,824        196,834

NET LOSS                          (378,475)        (76,285)


NET LOSS ALLOCATION

 Limited Partners                 (365,723)      (73,894)
 General Partner                   (12,752)       (2,391)

NET LOSS PER UNIT

 Limited Partners                  (127.52)       (23.91)
 General Partner                   (127.52)       (23.91)


          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                            For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
REVENUES
 Trading profit (loss):
    Realized                      269,671       1,192,374
    Net change in unrealized       (149,913)      101,330

      Total Trading Results       119,758       1,293,704

    Interest Income (DWR)         267,141         292,350

      Total Revenues              386,899      1,586,054


EXPENSES

 Brokerage commissions (DWR)      297,984         239,853
 Management fees                  287,191         287,278
 Administrative expenses           55,000         46,000
 Transaction fees and costs        19,638          17,010
 Incentive fees                       187         133,846

      Total Expenses              660,000         723,987

NET INCOME  (LOSS)               (273,101)        862,067


NET INCOME (LOSS) ALLOCATION

 Limited Partners                (263,962)      835,614
 General Partner                   (9,139)       26,453

NET INCOME (LOSS) PER UNIT

    Limited   Partners                    (91.39)          264.53
General Partner                    (91.39)       264.53

          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 1999 and 1998
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total


                                              <c >
Partner's Capital,
 December 31, 1997    3,342.046  $9,177,928  $283,091  $9,461,019

Net Income               -         835,614    26,453     862,067

Redemptions                (120.850)      (352,068)             -
(352,068)

Partners' Capital,
  September 30, 1998    3,221.196  $9,661,474     $309,544   $9,9
71,018





Partner's Capital,
  December 31, 1998    3,199.179  $9,827,470  $317,099  $10,144,5
69

Net Loss                 -         (263,962)   (9,139) (273,101)

Redemptions                (288.416)       (907,495)            -
(907,495)

Partners' Capital,
  September 30, 1999     2,910.763 $8,656,013  $ 307,960  $8,963,
973









           The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                            For the Nine Months Ended September 30,

                                       1999            1998
                                        $            $
CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                 (273,101)    862,067
 Noncash item included in net income (loss):
    Net change in unrealized        149,913     (101,330)

 (Increase) decrease in operating assets:
      Interest   receivable   (DWR)             534         2,081
 Due from DWR                         (585)       -

 Increase (decrease) in operating liabilities:
    Administrative expenses payable  41,739      29,121
      Accrued   management   fees            (3,783)        1,059
Incentive fees payable             -             (173,722)

 Net cash provided by (used for) operating activities    (85,283)
619,276


CASH FLOWS FROM FINANCING ACTIVITIES

 Increase in redemptions payable    45,737       16,799
 Redemptions of units             (907,495)     (352,068)

 Net cash used for financing activities  (861,758)   (335,269)

 Net increase (decrease) in cash    (947,041)   284,007

 Balance at beginning of period   9,719,676    9,092,300

 Balance at end of period        8,772,635    9,376,307





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

Partnership's financial statements.



The  net  unrealized  gain on open contracts  is  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  Statements of Financial Condition and totaled  $349,191  and

$499,104   at   September  30,  1999  and  December   31,   1998,

respectively.



Of  the  $349,191  net  unrealized  gain  on  open  contracts  at

September  30, 1999, $194,418 related to exchange-traded  futures contracts  and  $154,773  related to off-exchange-traded  forward currency contracts.



Of the $499,104 net unrealized gain on open contracts at December

31,  1998,  $694,869 related to exchange-traded futures contracts and  $(195,765)  related to off-exchange-traded forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 1999 and December 31, 1998 mature through September

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



2000   and   September  1999,  respectively.  Off-exchange-traded

forward  currency contracts held by the Partnership at  September

30,  1999 and December 31, 1998 mature through December 1999  and

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

Commodity  Futures Trading Commission ("CFTC") to segregate  from their  own  assets, and for the sole benefit of  their  commodity customers, all funds held by them with respect to exchange-traded

futures   contracts,  including  an  amount  equal  to  the   net

unrealized  gain on all open futures contracts, which  funds,  in the  aggregate, totaled $8,967,053 and $10,414,545  at  September

30, 1999 and December 31, 1998, respectively.

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



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



Results of Operations

For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total trading losses net of interest income of $148,651 and  posted  a  decrease in Net Asset Value per  Unit.  The  most significant  losses  were recorded in the  global  interest  rate futures  markets  during July and September from  short  Japanese government bond futures positions as prices rallied on fears that strength  in  the  Japanese yen would slow  down  that  country's budding recovery. Additional losses were experienced in the metals markets during July from short silver futures positions as prices  rose  after  a  fall  in U.S.  market  reserves  and  the announcement  of a cutback in metal production.  In the  currency markets,  losses were recorded during August and early  September from  long  positions in the European common currency, the  euro,

and the Swiss franc as the U.S. dollar rallied higher versus most major  currencies on August 23 amid a rally in U.S. stock prices,

and  on  September 10 after an intervention by the Bank of Japan.

As a result, new short positions were established in the euro and the  Swiss  franc  only to result in additional losses  as  these currencies strengthened versus the U.S. dollar during the  latter half of September after the U.S. trade figures reflected a record

deficit.   Smaller  losses were incurred  during  August  in  the

agricultural markets from long corn futures positions  as  prices decreased  due  to  an  unexpectedly  large  U.S.  Department  of

Agriculture  estimate for this year's corn  crop.   These  losses

were  partially offset by gains in the energy markets  throughout the  quarter from long crude oil futures positions as oil  prices mounted  higher during July after a fall in U.S. oil inventories,

production  difficulties in Nigeria and  continued  adherence  to output  reductions from OPEC countries.  Oil prices continued  to climb  during August and September on increased demand, fears  of

production  problems  and  an  announcement  by  OPEC   ministers

confirming  that  they  will uphold their global  cutbacks  until

April  of next year.  Additional gains were recorded in the  soft

commodities  markets  during  July  from  short  coffee   futures

positions as prices fell amid diminished fears of impending frost damage to Brazilian plantations and on predictions that Brazil would  reap a record harvest next year.  Total expenses  for  the three months ended September 30, 1999 were $229,824, resulting in a  net  loss  of  $378,475.  The value of a Unit  decreased  from

$3,207.12 at June 30, 1999 to $3,079.60 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$386,899  and,  after expenses, posted a decrease  in  Net  Asset

Value per Unit. The most significant net losses were recorded  in the  metals markets from long silver futures positions as  prices retreated  during  mid-March  after Berkshire  Hathaway's  annual report  failed  to provide any new information on  the  company's silver positions.  Additional losses were incurred in this market during  the second quarter as supply and demand concerns resulted

in   short-term   price  volatility.   Additional   losses   were

experienced  in  the global interest rate futures markets  during

July  and  September from short Japanese government bond  futures positions  as  prices  rallied on  fears  that  strength  in  the

Japanese  yen  would slow down that country's  budding  recovery.

Smaller  losses  were recorded in the agricultural  markets  from long  corn  futures  positions as  prices  decreased  due  to  an unexpectedly  large U.S. Department of Agriculture  estimate  for this  year's corn crop.  These losses were mitigated  by  profits recorded in the energy markets from long crude oil futures positions as oil prices climbed higher during April, June, August and  September  amid  tightening of  supply  and  growing  global

demand.   Additional gains were recorded in the currency  markets

from  short positions in the European common currency, the  euro,

as  the  value  of the U.S. dollar strengthened versus  the  euro throughout  a  majority of the first half  of  the  year  on  the strength in the U.S. economy, concerns pertaining to the economic health  of  Europe  and  Japan  and ongoing  military  action  in

Yugoslavia.  Total expenses for the nine months  ended  September

30, 1999 were $660,000, resulting in a net loss of $273,101.  The value of a Unit decreased from $3,170.99 at December 31, 1998  to

$3,079.60 at September 30, 1999.



For the Quarter and Nine Months Ended September 30, 1998

For  the  quarter  ended  September  30,  1998,  the  Partnership recorded  total  trading revenues including  interest  income  of

$120,549  and,  after expenses, posted a decrease  in  Net  Asset

Value per Unit.  The most significant net losses were recorded in the  currency  markets  from transactions involving  the  British pound  and  Australian dollar as the value  of  these  currencies failed  to  move with consistent direction relative to  the  U.S.

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

Smaller profits were recorded in the agricultural markets  during

July and August from short corn futures positions as grain prices decreased  on  reports of abundant supplies.  Total expenses  for

the   three  months  ended  September  30,  1998  were  $196,834,

resulting  in  a  net  loss of $76,285.   The  value  of  a  Unit

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



Item  3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES  ABOUT  MARKET
RISK

Introduction

The  Partnership  is a commodity pool engaged  primarily  in  the speculative  trading of futures interests.  The  market-sensitive instruments  held  by  the Partnership are  acquired  solely  for

speculative   trading  purposes  and,  as  a   result,   all   or

substantially all of the Partnership's assets are subject to  the risk  of trading loss.  Unlike an operating company, the risk  of market-sensitive instruments is integral, not incidental, to  the

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

Partnership's   experience   to  date   and/or   any   reasonable

expectation premised upon historical changes in the fair value of its market-sensitive instruments.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by market category as of September 30, 1999.  As of September 30,

1999, the Partnership's total capitalization was approximately $9 million.

     Primary Market           September 30, 1999
     Risk Category              Value at Risk

     Currency                       (2.75)%

     Interest Rate                  (0.98)

     Equity                         (0.37)

     Commodity                      (0.67)

     Aggregate Value at Risk        (2.92)%

Aggregate  value  at  risk represents the aggregate  VaR  of  the

Partnership's open positions and not the sum of the  VaR  of  the individual categories listed above.  Aggregate VaR will be  lower as  it  takes into account correlation among different  positions and categories.


The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 1999 only and  is  not  necessarily representative  of  either the historic  or  future  risk  of  an

investment  in  the  Partnership.   As  the  Partnership's   sole

business   is  the  speculative  trading  of  primarily   futures

interests, the composition of its portfolio of open positions can change significantly over any given time period or even within  a

single  trading  day.   Such  changes  in  open  positions  could

materially   impact  market  risk  as  measured  by  VaR   either

positively or negatively.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR as a percentage of  total

Net  Assets for the four quarterly reporting periods from October

1, 1998 through September 30, 1999.



Primary Market Risk Category        High      Low      Average

Currency                          (3.00)%    (1.07)%   (2.45)%

Interest Rate                      (0.98)    (0.60)    (0.80)
Equity                             (0.37)    (0.23)    (0.32)

Commodity                          (0.67)    (0.49)    (0.55)

Aggregate Value at Risk            (3.13)%   (1.47)%   (2.63)%

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

The foregoing VaR tables present the results of the Partnership's

VaR  for  the  Partnership's market  risk  exposures  and  on  an aggregate basis at September 30, 1999 and for the end of the four

quarterly   reporting  periods  from  October  1,  1998   through

September  30, 1999.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage and monitor  risk and  there  can  be  no  assurance that the Partnership's  actual losses  on  a  particular  day will not exceed  the  VaR  amounts

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

Partnership's market-sensitive instruments.

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 1999, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.

     Currency.  The primary market exposure in the Partnership at

September 30, 1999 was in the currency sector.  The Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the U.S. dollar.  For the third quarter  of  1999,  the  Partnership's major  exposures  were  in outright  U.S. dollar positions.  (Outright positions consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.

      Interest  Rate.   The second largest market  exposure  this

quarter  was in the interest rate complex.  Exposure  was  spread across  the  Japanese, U.S., German and Australian interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency
positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

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

      Equity.   The Partnership's primary equity exposure  is  to

equity  price risk in the G-7 countries.  The stock index futures traded  by  the  Partnership are by law  limited  to  futures  on

broadly-based   indices.    As  of  September   30,   1999,   the

Partnership's  primary  exposures  were  in  the  All  Ordinaries

(Australia) and Nikkei (Japan) stock indices.  The Partnership is primarily  exposed to the risk of adverse price trends or  static markets  in the Australian and Japanese indices.  (Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses).

     Commodity.

     Energy.   On  September  30, 1999, the Partnership's  energy

exposure  was  in  the  crude  and heating  oil  markets.   Price

movements in these markets result from political developments  in

the   Middle   East,   weather  patterns,  and   other   economic

fundamentals.  As oil prices have increased about 100% this year,

and,  given  that  the  agreement by OPEC to  cut  production  is approaching  expiration  in  March  2000,  it  is  possible  that volatility will remain on the high end.  Significant profits  and losses  have  been and are expected to continue to be experienced in this market.

     Soft  Commodities and Agriculturals.  On September 30, 1999,

the  Partnership  had  a reasonable amount  of  exposure  in  the markets  that  comprise  these sectors.  Most  of  the  exposure,

however,  was in the coffee, sugar and corn markets.  Supply  and

demand   inequalities,  severe  weather  disruption  and   market

expectations affect price movements in these markets.

     Metals.    The Partnership's primary metals market  exposure

is to fluctuations in the price of gold and silver.  Although the

Partnership  will, from time to time, trade base metals  such  as copper,  the  principal market exposures of the Partnership  have

consistently  been  in  precious  metals,  gold  and  silver.   A

significant amount of exposure was evident in the gold market  as the  price  of  gold  increased  dramatically  following  bullish

comments  by  the  European  Central Bank.   Silver  prices  have

                                                             also

been volatile over this period, and the Trading Advisor has, from time  to  time,  taken substantial positions as perceived  market opportunities developed. Demeter anticipates that gold and silver

will   remain  the  primary  metals  market  exposure   for   the

Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 1999:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances are in Japanese yen, Singapore dollars,  South

African rands, British pounds and euros. The Partnership controls the  non-trading  risk of these balances by regularly  converting

these  balances  back  into  dollars  upon  liquidation  of   the

respective positions.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  means  by  which  the Partnership and  the  Trading  Advisor attempt  to  manage the risk of the Partnership's open  positions are  essentially  the  same  in  all  market  categories  traded.

Demeter  attempts to manage the Partnership's market exposure  by

(i)  diversifying the Partnership's assets among different market

sectors   and  trading  approaches,  and  (ii),  monitoring   the

performance  of  the  Trading  Advisor  on  a  daily  basis.   In

addition,   the   Trading  Advisor  establishes   diversification

guidelines, often
set  in  terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash,  which  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS

The  following supplements Legal Proceedings previously disclosed in the Partnership's 1998 Form 10-K:



In  the  New  York  action, the motion  to  dismiss  the  amended complaint  with prejudice has been fully briefed and  argued  and the Dean Witter Parties are awaiting the New York Supreme Court's decision.



In  the  California action, on September 24, 1999,  the  Superior

Court in the State of California entered an order dismissing  the consolidated amended complaint without prejudice on consent.



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




                        Columbia Futures Fund
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 12, 1999       By:/s/ Lewis A. Raibley, III
                               Lewis A. Raibley, III
                               Director and Chief Financial
                                Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.