Form 10-K
period 1999-12-31
COLUMBIA FUTURES FUND
filed 2000-03-29
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934
[No Fee Required]
For the year ended December 31, 1999 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For     the     transition    period    from    _______________to
______________________

Commission File Number 0-12431
                     COLUMBIA FUTURES FUND

(Exact name of registrant as specified in its Limited Partnership
Agreement)

            NEW  YORK                                         13-
3103617     .
          (State       or       other       jurisdiction       of
(I.R.S. Employer
               incorporation           or           organization)
Identification No.)

c/o Demeter Management Corporation
Two   World   Trade  Center,  -  62nd  Flr.,   New   York,   N.Y.
10048      .
         (Address     of     principal     executive     offices)
(Zip Code)

Registrant's    telephone    number,    including    area    code
(212) 392-5454  .

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

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold, as of a specified date within 60 days prior to the date of filing: $8,176,062 at January 31, 2000.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


                   COLUMBIA FUTURES FUND
            INDEX TO ANNUAL REPORT ON FORM 10-K
                     DECEMBER 31, 1999

Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . .  .
 . . . .                        . . . . .  1

Part I .

   Item  1. Business. . . . . . . . . . . . . . . . . . . .  .  .
 . . . . . . .   2-3

   Item  2. Properties. . . . . . . . . . . . . . . . . . .  .  .
 . . . . . . . .   3

   Item 3. Legal Proceedings. . . . . . . . . . . . . . . .  .  .
 . . . . . . .  3-5

   Item  4.  Submission of Matters to a Vote of Security  Holders
 . . . . . . . .   5

Part II.

  Item 5. Market for the Registrant's Partnership Units
           and  Related Security Holder Matters . . . . . .  .  .
 . . .. . . . .  6

   Item  6. Selected Financial Data . . . . . . . . . . . .  .  .
 . . .. . . . .  7

  Item 7. Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . .   .  .  .
 . . . . . . .  8-20

   Item   7A.                                        Quantitative
and Qualitative Disclosures About
           Market Risk . . . . . . . . . . . . . . . . .  .  .  .
 . . . . . . . 20-32

   Item 8. Financial Statements and Supplementary Data. . . . . .
 . . . . .                                 32-33

  Item 9. Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . .
 . . . . .  . 33

Part III.

   Item10.  Directors and Executive Officers  of  the  Registrant
 . . . . . . .34-38

   Item11. Executive Compensation . . . . . . . . . .  .  .  .  .
 . . . . . . . . 38

  Item12. Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . .  .  .
 . . . . . .                                . 38

   Item13. Certain Relationships and Related Transactions     . .
 . . . . . . .                               .39
Part IV.

  Item14. Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K . . . . . . . . . . . . .  .  .  .
 . . . . . .                                . 40

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



          Documents Incorporated                         Part  of
Form 10-K

     Partnership's Prospectus dated
     July 15, 1983                                     I

     Annual Report to Columbia Futures
     Fund Limited Partners for the year
     ended December 31, 1999                     II, III & IV

                           PART I

Item 1.  BUSINESS

(a)  General Development of Business. Columbia Futures Fund  (the

"Partnership")  is  a New York limited partnership  organized  to engage  primarily in the speculative trading of futures contracts

and   forward   contracts   in  foreign   currencies,   financial

instruments,   and   other  commodity  interests   (collectively,

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

Company, Inc. (or the "Trading Advisor").



The Partnership's Net Asset Value per unit of limited partnership interest  ("Unit(s)")  as  of December 31,  1999  was  $2,900.13,

representing a decrease of 8.5 percent from the Net  Asset  Value per  Unit of $3,170.99 at December 31, 1998.  For a more detailed description of the Partnership's business, see subparagraph (c).

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

10048.



Item 3.  LEGAL PROCEEDINGS

The  class actions first filed in 1996 in California and  in  New

York State
courts  were  each dismissed in 1999.  However, in the  New  York

State   class  action,  plaintiffs  appealed  the  trial  court's

dismissal of their case on March 3, 2000.



On  September  6,  10,  and 20, 1996,  and  on  March  13,  1997,

purported class actions were filed in the Superior Court  of  the

State  of  California, County of Los Angeles, on  behalf  of  all purchasers  of  interests in limited partnership commodity  pools sold  by DWR.  Named defendants include DWR, Demeter, Dean Witter

Futures  &  Currency  Management Inc.  ("DWFCM"),  MSDW,  certain limited  partnership  commodity pools of  which  Demeter  is  the general  partner (all such parties referred to hereafter  as  the

"Morgan   Stanley  Dean  Witter  Parties")  and  certain  trading

advisors to those pools.  On June 16, 1997, the plaintiffs in the above  actions filed a consolidated amended complaint,  alleging,

among  other things, that the defendants committed fraud, deceit,

negligent misrepresentation, various violations of the California

Corporations Code, intentional and negligent breach of  fiduciary

duty,   fraudulent   and   unfair  business   practices,   unjust

enrichment,  and  conversion in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and

other   relief.   The  court  entered  an  order  denying   class

certification  on August 24, 1999.  On September  24,  1999,  the

court  entered an order dismissing the case without prejudice  on consent.  Similar  purported class actions  were  also  filed  on

September 18 and 20, 1996, in the Supreme Court of the  State  of

New York,

New  York County, and on November 14, 1996 in the Superior  Court

of  the  State of Delaware, New Castle County, against the Morgan

Stanley  Dean  Witter  Parties and certain  trading  advisors  on

behalf   of  all  purchasers  of  interests  in  various  limited

partnership  commodity  pools sold by  DWR.  A  consolidated  and amended  complaint in the action pending in the Supreme Court  of the State of New York was filed on August 13, 1997, alleging that the  defendants  committed fraud, breach of fiduciary  duty,  and negligent  misrepresentation in the sale  and  operation  of  the various limited partnership commodity pools. The complaints  seek unspecified  amounts  of compensatory and  punitive  damages  and other relief.  The New York Supreme Court dismissed the New  York action in November 1998, but granted plaintiffs leave to file  an

amended  complaint, which they did in early December  1998.   The

defendants  filed a motion to dismiss the amended complaint  with prejudice  on  February 1, 1999.  By decision dated December  21,

1999,  the  New  York  Supreme  Court  dismissed  the  case  with prejudice.



In addition, on December 16, 1997, upon motion of the plaintiffs,

the action pending in the Superior Court of the State of Delaware was voluntarily dismissed without prejudice.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED  SECURITY
         HOLDER MATTERS

(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.

(b) Holders

The  number  of  holders  of  Units  at  December  31,  1999  was approximately 553.

(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  operations  on  July  15,  1983.   Demeter  has   sole

discretion to decide what distributions, if any, shall be made to investors  in the Partnership. Demeter currently does not  intend to make any distribution of Partnership profits.



Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                    For the Years Ended December 31,

                              1999         1998           1997         1996
1995 .
Total Revenues
(including interest)         71,795         2,028,466  2,827,745 2,295,4892
,756,685

Net Income (Loss)          (795,984)1,102,9081,782,050 1,340,9381,815,259

Net Income (Loss)
Per Unit (Limited
& General Partners)         (270.86)340.08     521.85     370.17   426.63

Total Assets              8,496,409        10,248,682  9,737,821 8,628,0637
,892,138

Total Limited Partners'
Capital                   8,065,143         9,827,470  9,177,928 8,110,0797
,493,781

Net Asset Value Per
Unit                       2,900.13     3,170.99     2,830.91     2,309.06    1
,938.89










Item  7.   MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND
         RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and  instruments permitted by the  Commodity  Futures

Trading Commission ("CFTC") for investment of customer segregated or secured funds.  The Partnership's assets held by the commodity brokers  may  be  used  as margin solely  for  the  Partnership's

trading.   Since the Partnership's sole purpose is  to  trade  in

futures  and  forwards it is expected that the  Partnership  will continue to own such liquid assets for margin purposes.



The  Partnership's investment in futures and forwards, may,  from time  to  time,  be illiquid.  Most U.S. futures exchanges  limit fluctuations  in  prices  during  a  single  day  by  regulations

referred  to  as  "daily price fluctuations  limits"   or  "daily

limits".   Trades may not be executed at prices beyond the  daily

limit.   If  the  price  for a particular  futures  contract  has

increased  or  decreased by an amount equal to the  daily  limit,

positions  in  that  futures contract can neither  be  taken  nor liquidated  unless  traders are willing to effect  trades  at  or within  the  limit.  Futures prices have occasionally  moved  the daily  limit  for  several consecutive days  with  little  or  no trading.  These market conditions
could  prevent  the  Partnership from  promptly  liquidating  its futures contracts and result in restrictions on redemptions.



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



The  Partnership  has  never had illiquidity  affect  a  material portion of its assets.



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  interests in subsequent periods.  It is not possible  to

estimate   the  amount  and  therefore,  the  impact  of   future

redemptions of Units.



Results of Operations.

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price
movements or other profit opportunities in the futures, forwards,

and  options  markets.  The following presents a summary  of  the

Partnership's operations for the three years ended  December  31,

1999  and  a general discussion of its trading activities  during each  period.  It is important to note, however, that the Trading

Advisor  trades  in various markets at different times  and  that prior  activity  in a particular market does not mean  that  such market will be actively traded by the Trading Advisor or will  be

profitable   in  the  future.   Consequently,  the   results   of

operations of the Partnership are difficult to discuss other than in  the  context of its Trading Advisor's trading  activities  on behalf of the Partnership as a whole and how the Partnership  has performed in the past.




At  December  31,  1999,  the  Partnership's  total  capital  was

$8,355,156, a decrease of $1,789,413 from the Partnership's total capital of $10,144,569 at December 31, 1998.  For the year  ended

December  31,  1999,  the Partnership generated  a  net  loss  of

$795,984 and total redemptions aggregated $993,429.



For  the  year ended December 31, 1999, the Partnership  recorded total trading revenues, including interest income, of $71,795 and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses  of approximately 6.32%  were  recorded  from global  interest rate futures trading as the volatile and  choppy price movement experienced during the year limited the ability to capitalize on
trends.   Most  global  bond markets dropped  during  the  fourth

quarter  on  a  resurgence of inflation and interest  rate  fears initiated by consistently strong U.S. economic data, evidence  of

rising  inflation in Germany and an increase in oil  prices.   In

the  commodities markets, rapid trend reversals in  a  number  of markets,  such  as  silver, gold and coffee,  created  losses  of approximately  3.27%,  1.67%  and 1.13%,  respectively,  for  the

Partnership.  A portion of the Partnership's overall losses  were offset  by  gains of approximately 5.73% recorded in  the  energy markets  from  long  crude oil futures positions  as  oil  prices

climbed  higher  throughout a majority of the  year.   Additional

gains  of  approximately  1.91% were  recorded  in  the  currency markets  due primarily to the upward momentum in the U.S.  dollar relative  to  the euro and Swiss franc, as well as the  continued

strengthening  of the Japanese yen versus other major  currencies

during  November.   Total expenses for the  year  were  $867,779,

resulting  in  a  net  loss of $795,984.  The  value  of  a  Unit decreased  from  $3,170.99 at December 31, 1998 to  $2,900.13  at

December 31, 1999.



At  December  31,  1998,  the  Partnership's  total  capital  was

$10,144,569, an increase of $683,550 from the Partnership's total capital  of $9,461,019 at December 31, 1997.  For the year  ended

December  31,  1998,  the  Partnership generated  net  income  of

$1,102,908 and total redemptions aggregated $419,358.

For  the  year ended December 31, 1998, the Partnership  recorded total  trading revenues, including interest income, of $2,028,466 and  posted an increase in Net Asset Value per Unit. In 1998, the

Partnership  recorded  its fourth straight year  of  double-digit returns  due primarily to gains of approximately 8.12% and  7,44%

recorded  in  the  currency and interest  rate  futures  markets,

respectively.   In  currencies, profits of  approximately  11.23%

were  recorded primarily from short South African rand  positions as  the value of the rand fell significantly relative to the U.S.

dollar during the second quarter on concerns regarding the  South

African  economy.   Additional currency  gains  of  approximately

7.59% were recorded primarily from long Japanese yen positions as the  value of the yen strengthened during the fourth quarter amid

optimism  regarding  the  Japanese financial  crisis.   Gains  of

approximately  5.68%  were also recorded  in  the  interest  rate futures markets primarily from long futures positions in Japanese bonds  during the first half of 1998, as Japanese interest  rates declined sharply due to economic worries in Japan, and from short positions  in  this same market during December, as  bond  yields

spiked  higher.   Total  expenses for  the  year  were  $925,558,

resulting  in  net income of $1,102,908.  The  value  of  a  Unit increased  from  $2,830.91 at December 31, 1997 to  $3,170.99  at

December 31, 1998.



At  December  31,  1997,  the  Partnership's  total  capital  was

$9,461,019,  an  increase of $1,120,034  from  the  Partnership's total capital of $8,340,985 at

December  31,  1996.  For the year ended December 31,  1997,  the

Partnership  generated  net  income  of  $1,782,050   and   total

redemptions aggregated $662,016.



For  the  year ended December 31, 1997, the Partnership  recorded total  trading revenues, including interest income, of $2,827,745

and  posted  an  increase  in  Net Asset  Value  per  Unit.   The

Partnership   recorded   strong  gains   in   1997.    Gains   of

approximately  31.45%  were  recorded  in  the  currency  markets primarily  from  sustained  price movements  during  January  and

February,  and  then  again  in the  fourth  quarter  from  short positions in most Pacific Rim currencies as their values declined relative  to  the U.S. dollar.  Additional gains of approximately

6.27%  were recorded in the global interest rate futures  markets primarily from long positions as prices in these markets  trended upward  during the third quarter.  These gains, coupled with  the

Trading Advisor's ability to limit losses during periods of short-

term  price volatility and sharp trend reversals, contributed  to

the  overall success of the Partnership during the year.    Total

expenses for the year were $1,045,695, resulting in net income of

$1,782,050.   The  value of a Unit increased  from  $2,309.06  at

December 31, 1996 to $2,830.91 at December 31, 1997.



The  Partnership's  overall performance record represents  varied results of trading in different futures interests markets.  For a further description of 1999 trading results, refer to the  letter to  the  Limited  Partners in the accompanying Annual  Report  to

Limited Partners for the year ended December 31,

1999, which is incorporated by reference to Exhibit 13.01 of this

Form  10-K.   The  Partnership's gains and losses  are  allocated

among its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The Partnership may trade futures, forwards, and  options

to  gain long biased exposure to global stock markets and  global bond  markets, as well as long and short exposure to a  component of  managed futures contracts in agricultural commodities, energy products, foreign currencies, precious and base metals, and  soft

commodities.   In entering into these contracts, the  Partnership

is  subject  to  the  market  risk that  such  contracts  may  be significantly influenced by market conditions, such  as  interest rate volatility, resulting in such contracts being less valuable.

If  the markets should move against all of the positions held  by the Partnership at the same time, and if the Trading Advisor were unable  to  offset positions of the Partnership, the  Partnership could  lose all of its assets and investors would realize a  100%

loss.



In  addition  to  the  Trading Advisor's internal  controls,  the

Trading  Advisor  must comply with the trading  policies  of  the

Partnership.   These  trading  policies  include  standards   for

liquidity and leverage with which the

Partnership must comply.  The Trading Advisor and Demeter monitor the  Partnership's trading activities to ensure  compliance  with the trading policies.  Demeter may require the Trading Advisor to modify  positions  of  the Partnership if Demeter  believes  they

violate  the  Partnership's trading  policies.   In  addition  to

market  risk,  in  entering into futures, forwards,  and  options contracts  there  is  a credit risk to the Partnership  that  the counterparty  on  a  contract  will  not  be  able  to  meet  its obligations  to  the Partnership.  The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

United  States and the foreign exchanges on which the Partnership

trades  is  the clearinghouse associated with such exchange.   In

general,  a  clearinghouse is backed by  the  membership  of  the exchange and will act in the event of non-performance by  one  of its  members  or  one  of  its member's customers,  which  should

significantly   reduce  this  credit  risk.    For   example,   a

clearinghouse  may cover a default by drawing upon  a  defaulting member's  mandatory contributions and/or non-defaulting  members'

contributions  to  a  clearinghouse guarantee  fund,  established lines or letters of credit with banks, and/or the clearinghouse's surplus  capital and other available assets of the  exchange  and clearinghouse,  or  assessing its members.  In  cases  where  the

Partnership   trades  off-exchange  forward  contracts   with   a

counterparty, the sole recourse of the Partnership  will  be  the forward contracts counterparty.

There is no assurance that a clearinghouse or exchange will  meet its obligations to the Partnership, and Demeter and the commodity brokers  will not indemnify the Partnership against a default  by such  parties.  Further,  the law is  unclear  as  to  whether  a commodity broker has any obligation to protect its customers from loss  in the event of an exchange or clearinghouse defaulting  on trades  effected for the broker's customers.  Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.



Demeter  deals  with  these credit risks of  the  Partnership  in

several  ways.   First,  it  monitors  the  Partnership's  credit

exposure to each exchange on a daily basis, calculating not  only the  amount of margin required for it but also the amount of  its unrealized gains at each exchange, if any.  The commodity brokers inform  the Partnership, as with all their customers, of its  net margin  requirements for all its existing open positions, but  do

not  break that net figure down, exchange by exchange.   Demeter,

however,  has installed a system which permits it to monitor  the

Partnership's potential margin liability, exchange  by  exchange.

As  a  result,  Demeter  is  able to  monitor  the  Partnership's potential  net  credit exposure to each exchange  by  adding  the unrealized  trading  gains  on that  exchange,  if  any,  to  the

Partnership's margin liability thereon.

Second,  the Partnership's trading policies limit the  amount  of its Net Assets that can be committed at any given time to futures

contracts   and  require,  in  addition,  a  minimum  amount   of

diversification  in  the  Partnership's  trading,  usually   over

several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

Partnership   to   a  single  exchange  and,  historically,   the

Partnership's exposure to any one exchange has typically amounted

to  only  a small percentage of its total Net Assets.   On  those

relatively few occasions where the Partnership's credit  exposure may climb above that level, Demeter deals with the situation on a case  by  case  basis, carefully weighing whether  the  increased level  of credit exposure remains appropriate.  Material  changes to  the  trading policies may be made only with the prior written approval  of the limited partners owning more than 50%  of  Units then outstanding.



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



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 1999, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.



Year   2000.   Commodity  pools,  like  financial  and   business

organizations  and individuals around the world,  depend  on  the smooth  functioning  of computer systems.  The  Year  2000  issue arose since many of the world's computer systems (including those in  non-information  technology systems)  traditionally  recorded years  in  a  two-digit format.  If not addressed, such  computer systems  may have been unable to properly interpret dates  beyond the  year 1999, which may have led to business disruptions in the

U.S.  and internationally.  Such disruptions could have adversely affected  the  handling or determination of  futures  trades  and

prices  and  other  services  for the Partnership.   Accordingly,

Demeter   has   fully  participated  in  a  firmwide   initiative

established  by MSDW to address issues associated with  the  Year

2000.   As  part  of  this initiative, MSDW reviewed  its  global

software  and hardware infrastructure for mainframe,  server  and

desktop   computing   environments  and  engaged   in   extensive

remediation and testing.  The Year 2000
initiative  also encompassed the review of agencies, vendors  and facilities for Year 2000 compliance.



Since  1995,  MSDW prepared actively for the Year 2000  issue  to ensure  that it would have the ability to respond to any critical business  process failure, to prevent the loss of  workspace  and technology,  and  to  mitigate any potential  financial  loss  or damage  to  its  global franchise.  Where necessary,  contingency plans  were expanded or developed to address specific  Year  2000 risk  scenarios,  supplementing existing  business  policies  and practices.  In  conjunction with MSDW's Year  2000  preparations,

Demeter  monitored the progress of Carr and the  Trading  Advisor

throughout  1999  in  their  Year  2000  compliance  and,   where

applicable,  tested its external interfaces, with  Carr  and  the

Trading  Advisor.   In addition, Demeter, the commodity  brokers,

the Trading Advisor and all U.S. futures exchanges were subjected to  monitoring  by the CFTC of their Year 2000 preparedness,  and the  major  foreign  futures  exchanges  engaged  in  market-wide testing of their Year 2000 compliance during 1999.



MSDW  and  Demeter  consider the transition into  the  Year  2000 successful  from  the perspective of their internal  systems  and global  external  interactions.  Over the  millennial  changeover period,  no  material issues were encountered, and MSDW,  Demeter and the Partnership conducted business as usual.

Risks  Associated  With  the Euro.  On January  1,  1999,  eleven countries  in  the  European Union established  fixed  conversion rates on their existing sovereign currencies and converted  to  a

common   single  currency  (the  euro).   During   a   three-year

transition  period,  the sovereign currencies  will  continue  to exist  but  only as a fixed denomination of the euro.  Conversion to  the  euro  prevents the Trading Advisor  from  trading  those sovereign  currencies  and thereby limits  its  ability  to  take advantage  of potential market opportunities that might otherwise have  existed  had separate currencies been available  to  trade.

This  could  adversely  affect the  performance  results  of  the

Partnership.


Item  7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT  MARKET
RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative trading  of  futures interests.  The market-sensitive instruments held  by  the  Partnership are acquired for  speculative  trading purposes only and, as a result, all or substantially all  of  the

Partnership's  assets  are at risk of trading  loss.   Unlike  an

operating  company, the risk of market-sensitive  instruments  is central,  not  incidental,  to  the Partnership's  main  business activities.



The  futures interests traded by the Partnership involve  varying degrees  of  market  risk.  Market risk is often  dependent  upon changes  in  the level or volatility of interest rates,  exchange rates, and prices of financial
instruments and commodities.  Fluctuations in market  risk  based upon  these factors result in frequent changes in the fair  value of  the  Partnership's open positions, and, consequently, in  its earnings and cash flow.



The  Partnership's  total market risk is  influenced  by  a  wide variety  of  factors,  including the  diversification  among  the

Partnership's open positions, the volatility present  within  the markets,  and the liquidity of the markets.  At different  times,

each  of these factors may act to increase or decrease the market risk associated with the Partnership.



The  Partnership's past performance is not necessarily indicative of  its future results.  Any attempt to numerically quantify  the

Partnership's  market risk is limited by the uncertainty  of  its speculative  trading.  The Partnership's speculative trading  may cause future losses and volatility (i.e. "risk of ruin") that far exceed  the  Partnership's experiences to date or any  reasonable expectations based upon historical changes in market value.



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



The  Partnership accounts for open positions using mark-to-market

accounting  principles.   Any loss in the  market  value  of  the

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures  interests are settled  daily  through  variation margin.



The  Partnership's risk exposure in the market sectors traded  by the  Trading Advisor is estimated below in terms of Value at Risk

("VaR").  The  VaR  model used by the Partnership  includes  many variables that could change the market value of the Partnership's trading  portfolio.  The Partnership estimates VaR using a  model based upon historical simulation with a confidence level of  99%.

Historical  simulation involves constructing  a  distribution  of hypothetical  daily changes in the value of a trading  portfolio.

The  VaR  model takes into account linear exposures to price  and interest  rate risk.  Market risks that are incorporated  in  the

VaR  model  include equity and commodity prices, interest  rates,

foreign  exchange  rates, and correlation among these  variables.

The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is sensitive.  The
historical  observation  period  of  the  Partnership's  VaR   is

approximately  four years.  The one-day 99% confidence  level  of the  Partnership's  VaR  corresponds to the  negative  change  in portfolio  value  that, based on observed  market  risk  factors,

would have been exceeded once in 100 trading days.



VaR   models,   including  the  Partnership's,  are  continuously

evolving  as trading portfolios become more diverse and  modeling techniques  and systems capabilities improve.  Please  note  that the  VaR  model is used to numerically quantify market  risk  for historic  reporting purposes only and is not utilized  by  either

Demeter  or  the  Trading Advisor in their daily risk  management activities.



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of December 31, 1999 and 1998.

As  of  December  31,  1999  and 1998,  the  Partnership's  total capitalization  was  approximately $8 million  and  $10  million,

respectively.

     Primary    Market                   December    31,     1999
December 31, 1998
             Risk    Category                 Value    at    Risk
Value at Risk

     Interest  Rate                   (.58)%               (.60)%

Currency                      (1.51)              (1.07)

     Equity                         (.28)               (.31)

     Commodity                      (.50)               (.52)

     Aggregate      Value     at     Risk                 (1.64)%
(1.47)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  1999  and  1998  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The  table  below supplements the year end VaR by presenting  the

Partnership's
high,  low  and average VaR, as a percentage of total net  assets for  the  four quarterly reporting periods from January  1,  1999 through December 31, 1999.



Primary Market Risk Category        High        Low

Average

Interest Rate                       (.98)%    (.58)%    (.79)%

Currency                                 (3.0)    (1.51)

(2.56)

Equity                               (.37)    (.23)     (.31)

Commodity                            (.67)    (.49)     (.54)

Aggregate Value at Risk                 (3.13)%   (1.64)%
(2.67)%


Limitations on Value at Risk as an Assessment of Market Risk

The  face  value  of the market sector instruments  held  by  the

Partnership  is  typically  many  times  the  applicable   margin

requirements.  Margin requirements generally range between 2% and

15%  of  contract face value. Additionally, the use  of  leverage causes  the face value of the market sector instruments  held  by

the   Partnership   to  typically  be  many   times   the   total

capitalization   of   the  Partnership.    The   value   of   the

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above, as well as the past performance of the Partnership,  gives no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:

     past  changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;

     changes  in portfolio value in response to market movements may differ from those of the VaR model;

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 1999 and for the end of the  four quarterly reporting periods during calendar year 1999.  Since VaR is  based  on  historical  data, VaR  should  not  be  viewed  as predictive  of the Partnership's future financial performance  or its ability to manage or monitor risk.  There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts
indicated above or that such losses will not occur more than 1 in

100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they  may  represent are immaterial. The  Partnership  also maintains  a  substantial  portion  (approximately  84%)  of  its

available  assets  in  cash  at DWR.   A  decline  in  short-term

interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential losses, taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



Qualitative Disclosures Regarding Primary Trading Risk Exposures

The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the

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



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 1999, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency.   The  primary market exposure in  the  Partnership  at

December  31, 1999 was in the currency sector.  The Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes  as  well  as  political and general economic  conditions influence these fluctuations.  The Partnership trades in a  large number  of  currencies, including cross-rates -  i.e.,  positions between two currencies other than the

U.S.  dollar.   For the fourth quarter of 1999, the Partnership's

major   exposures   were  in  outright  U.S.  dollar   positions.

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



Interest Rate.  The second largest market exposure in the  fourth quarter  was in the interest rate complex.  Exposure  was  spread across  the  Japanese, U.S., German and Australian interest  rate

sectors.   Interest rate movements directly affect the  price  of

the  sovereign bond futures positions held by the Partnership and indirectly  affect  the  value of its stock  index  and  currency

positions.   Interest rate movements in one country  as  well  as

relative  interest  rate movements between  countries  materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan,  Italy  and Canada.  However, the Partnership  also  takes futures  positions  in the government debt of smaller  nations  -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate
exposure  of  the  Partnership for the foreseeable  future.   The

changes  in  interest rates, which have the most  effect  on  the

Partnership, are changes in long-term, as opposed to  short-term,

rates.   Most  of the speculative futures positions held  by  the

Partnership    are   in   medium   to   long-term    instruments.

Consequently,  even a material change in short-term  rates  would have  little effect on the Partnership, were the medium to  long-

term rates to remain steady.



Equity.   The Partnership's primary equity exposure is to  equity

price  risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly based

indices.   As  of  December 31, 1999, the  Partnership's  primary

exposures  were  in  the  All Ordinaries (Australia)  and  Nikkei

(Japan)  stock indices.  The Partnership is primarily exposed  to the  risk  of  adverse  price trends or  static  markets  in  the

Australian and Japanese indices.  (Static markets would not cause major  market  changes  but  would  make  it  difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).



Commodity.

Soft  Commodities and Agriculturals.  On December 31,  1999,  the

Partnership  had a reasonable amount of exposure in  the  markets that  comprise these sectors. Most of the exposure, however,  was

in  the  coffee,  sugar  and  corn markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.

Energy.   On December 31, 1999, the Partnership's energy exposure

was  in  the  crude and heating oil markets.  Price movements  in these  markets result from political developments in  the  Middle

East, weather patterns, and other economic fundamentals.  As  oil prices  have increased approximately 100% this year,  and,  given that  the  agreement  by  OPEC to cut production  is  approaching expiration  in  March 2000, it is possible that  volatility  will remain on the high end.  Significant profits and losses have been and are expected to continue to be experienced in this market.



Metals.  The Partnership's primary metals market exposure  is  to

fluctuations  in  the  price of gold and  silver.   Although  the

Partnership  will, from time to time, trade base metals  such  as copper,  the  principal market exposures of the Partnership  have

consistently  been  in  precious  metals,  gold  and  silver.   A

reasonable amount of exposure was evident in the gold  market  as the  price of gold retreated during the fourth quarter.  However,

silver  prices have remained volatile over this period,  and  the

Trading  Advisor  has,  from  time  to  time,  taken  substantial

positions  as perceived market opportunities developed.   Demeter

anticipates  that gold and silver will remain the primary  metals market exposure for the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of December 31, 1999:

Foreign  Currency  Balances.  The Partnership's  primary  foreign currency  balances  at  December  31,  1999  were  in  Australian dollars.  The Partnership controls the non-trading risk of  these balances by regularly converting these balances back into dollars upon liquidation of the respective position.



Qualitative Disclosures Regarding Means of Managing Risk Exposure

The  Partnership and the Trading Advisor, separately, attempt  to

manage   the   risk  of  the  Partnership's  open  positions   in

essentially  the  same  manner in all market  categories  traded.

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's assets among different market sectors  and  trading approaches, and monitoring the performance of the Trading Advisor

daily.     In   addition,   the   Trading   Advisor   establishes

diversification  guidelines, often set in terms  of  the  maximum margin  to be committed to positions in any one market sector  or market-sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.



Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The  Financial  Statements are incorporated by reference  to  the

Partnership's  Annual  Report which is  filed  as  Exhibit  13.01 hereto.

Supplementary  data  specified by  Item  302  of  Regulation  S-K

(selected quarterly financial data) is not applicable.




Item  9.  CHANGES  IN  AND  DISAGREEMENTS  WITH  ACCOUNTANTS   ON
ACCOUNTING AND
        FINNCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There  are no directors or executive officers of the Partnership.

The Partnership is managed by Demeter.


Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 39, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President and a Director of DWFCM.  Effective as of the close  of business  on January 31, 2000, Mr. Murray replaced Mr. Hawley  as

Chairman  of  the  Board  of Demeter and  DWFCM.  Mr.  Murray  is

currently  a  Senior  Vice  President of  DWR's  Managed  Futures

Department.   Mr. Murray began his career at DWR in 1984  and  is

currently the Director of the Managed Futures Department. In this capacity, Mr. Murray is responsible for overseeing all aspects of the  firm's  Managed  Futures Department.  Mr.  Murray  currently serves  as  Vice  Chairman and a Director of  the  Managed  Funds

Association, an industry association for investment professionals in  futures,  hedge funds and other alternative investments.  Mr.

Murray graduated from Geneseo State University in May 1983 with a

B.A. degree in Finance.

Mitchell  M. Merin, age 46, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

Operating  Officer  of Individual Asset Management  for  MSDW  in

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



Joseph  G.  Siniscalchi, age 54, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 57, is a Director of Demeter.   Mr.

Oelsner is currently an Executive Vice President and head of  the

Product Development Group at Morgan Stanley Dean Witter Advisors,

an affiliate of DWR. Mr. Oelsner joined DWR in 1981 as a Managing

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Lewis A. Raibley, III, age 37, is Vice President, Chief Financial

Officer,  and  a  Director of Demeter.  Mr.  Raibley  is  also  a

Director  of  DWFCM.   Mr.  Raibley  is  currently  Senior   Vice

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



Richard  A. Beech, age 48, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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



Ray  Harris,  age 43, is a Director of Demeter.   Mr.  Harris  is

currently Senior Vice President, Planning and Administration  for

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



Mark  J.  Hawley, age 56, served as Chairman of the Board  and  a

Director of Demeter and DWFCM throughout 1999.  Mr. Hawley joined

DWR  in  February  1989 as Senior Vice President  and  served  as

Executive Vice President and Director of DWR's Product Management

for   Individual  Asset  Management  throughout  1999.   In  this

capacity, Mr. Hawley was responsible for directing the activities of  the  firm's  Managed Futures, Insurance, and Unit  Investment

Trust  Business.  From 1978 to 1989, Mr. Hawley was a  member  of the  senior management team at Heinold Asset Management, Inc.,  a commodity  pool operator, and was responsible for  a  variety  of projects in public futures funds.  From 1972 to

1978,  Mr. Hawley was a Vice President in charge of institutional

block  trading  for  the Mid-West at Kuhn Loeb  &  Company.   Mr.

Hawley resigned effective January 31, 2000.



All fo the foregoing directors have indefinite terms.



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



Item  12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL  OWNERS  AND

MANAGEMENT

(a)  Security  Ownership of Certain Beneficial  Owners  -  As  of

December  31,  1999 there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  1999,

Demeter  owned 100 Units of General Partnership Interest  in  the

Partnership   representing  a  3.5  percent   interest   in   the

Partnership.



(c)  Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 1999, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership) of $385,530 for the year ended December 31, 1999.

                             PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT  ON

FORM 8-K

(a)  1. Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the year ended  December  31,  1999,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 1999, 1998 and 1997.
-         Statements  of Financial Condition as of  December  31,
          1999 and 1998.
- Statements of Operations, Changes in Partners' Capital, and Cash Flows for the years ended December 31, 1999, 1998 and 1997.
-    Notes to Financial Statements.

With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8, and 13, the Annual Report to  Limited Partners for the year ended December 31, 1999 is  not deemed to be filed with this report.

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

                                               COLUMBIA   FUTURES
                         FUND

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 29, 2000           BY: /s/ Robert E. Murray              .
                                 Robert E. Murray, Director,
                                Chairman of the Board and
                                President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/  Robert E. Murray                  ____        March 29,
2000
         Robert E. Murray, Director,
        Chairman of the Board and
        President

     /s/  Joseph G. Siniscalchi              ___        March 29,
2000
         Joseph G. Siniscalchi, Director

    /s/  Edward C. Oelsner III              ____        March 29,
2000
         Edward C. Oelsner III, Director

    /s/   Mitchell M. Merin _______          March 29, 2000
          Mitchell M. Merin, Director

    /s/   Richard A. Beech  _______          March 29, 2000
          Richard A. Beech, Director

     /s/   Ray Harris                         ___       March 29,
2000
          Ray Harris, Director

     /s/  Lewis A. Raibley, III               ___       March 29,
2000
        Lewis A. Raibley, III, Director, Chief
          Financial Officer and Principal
          Accounting Officer

                         EXHIBIT INDEX



     Item                                                  METHOD
OF FILING

-3.01                                                   Amendment
to Limited Partnership                                (1)
      Agreement of Columbia Futures Fund,
      dated as of February 14, 1985.

-10.01                                                   Advisory
Agreement among the Partnership,                      (2)
      Demeter and JWH dated as of January
      20, 1987.

-13.01 December 31, 1999 Annual Report to Limited Partners. (3)


(1)
Incorporated  by  reference to Exhibit 3.01 of the  Partnership's
Annual
Report on Form 10-K for the fiscal year ended December 31,  1985,
File                                                        No. 0-
12431.

(2)
Incorporated  by reference to Exhibit 10.03 of the  Partnership's
Annual
Report on Form 10-K for the fiscal year ended December 31,  1986,
File                                                        No. 0-
12431.

(3)                                                   Filed
     herewith.

Columbia
Futures
Fund

 December 31, 1999
 Annual Report

 MORGAN STANLEY DEAN WITTER

Demeter Management Corporation
Two World Trade Center 62nd Floor
New York, NY 10048 Telephone (212) 392-8899

Columbia Futures Fund
Annual Report
1999

Dear Limited Partner:

This marks the seventeenth annual report for the Columbia Futures Fund (the "Fund"). This is the fifteenth report filed by Demeter Management Corporation, the Fund's General Partner since February 1985. The Fund began the year trading at a Net Asset Value per Unit of $3,170.99 and decreased by 8.5% to $2,900.13 on December 31, 1999. Since its inception in 1983, the Fund has increased by 195.9% (a compound annualized return of 6.8%). Since Demeter took over as Gen-eral Partner, the Fund has increased by 356.2% (a compound annualized return of 10.8%).

Overall, the Fund recorded a loss in Net Asset Value per Unit during 1999. The most significant losses were recorded from global interest rate futures trading as the volatile and choppy markets experienced during the year limited the ability to capitalize on trends. Most global bond markets dropped during the fourth quarter on a resurgence of inflation and interest rate fears initiated by consistently strong U.S. economic data, evidence of rising inflation in Ger-many and an increase in oil prices. In the commodities markets, rapid trend reversals in a number of markets, such as silver, gold and coffee, created losses for the Fund. A portion of the Fund's overall losses was offset by gains recorded in the energy markets from long crude oil futures positions as oil prices climbed higher, particularly during November. Additional gains were rec-orded in the currency markets due to the upward momentum in the U.S. dollar relative to the euro and Swiss franc, as well as the continued strengthening of the Japanese yen versus other major currencies.

While we are disappointed that the Fund had a difficult year in 1999, we remind investors that managed futures funds such as Columbia Futures Fund are designed to provide diversification and non-correlation, that is the ability to perform independently, of global equities and bonds. Managed futures have historically performed independently of traditional investments, such as stocks and bonds. This is referred to as non-correlation, or the potential for managed futures to perform when traditional markets such as stocks and bonds may experience diffi-culty performing. Of course, managed futures funds will not automatically be profitable during unfavorable periods for these traditional investments and vice versa. The degree of non-correlation of any given managed futures fund will vary, particularly as a result of market conditions, and some funds will have significantly lesser degrees of non-correlation (i.e., greater correla-tion) with stocks and bonds than others. 1999 proved to be another strong year for equities, due in large part to continued growth and stability in most major world economies accompanied by low inflation. This environment, while strong for equities, provided few major sustained price trends in the world's futures and currency markets, and as such, a difficult trading environment for the mon-ey manager in this Fund whose trading strategies rely on the existence of long-er-term price trends for trading opportunities. Nevertheless, we remain confi-dent in the role that managed futures investments play in the overall invest-ment portfolio, and we believe this confidence is well-founded based on the longer-term diversified non-correlated returns of this alternative investment. Demeter Management Corporation, as General Partner to the Fund, has been and continues to be an active investor with more than $18 million invested among the 24 managed futures funds to which we act as General Partner.

Should you have any questions concerning this report, please feel free to con-tact Demeter Management Corporation at Two World Trade Center, 62nd Floor, New York, NY 10048, or your Morgan Stanley Dean Witter Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

    Sincerely,


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Columbia Futures Fund
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Columbia Futures Fund (the "Partnership") as of December 31, 1999 and 1998 and the re-lated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 1999. These finan-cial statements are the responsibility of the Partnership's management. Our re-sponsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stan-dards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of materi-al misstatement. An audit includes examining, on a test basis, evidence sup-porting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement pre-sentation. We believe that our audits provide a reasonable basis for our opin-ion.

In our opinion, such financial statements present fairly, in all material re-spects, the financial position of Columbia Futures Fund at December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

February 14, 2000
(March 3, 2000 as to Note 6)
New York, New York

Columbia Futures Fund
Statements of Financial Condition

                                                              December 31,
                                                          --------------------
                                                            1999       1998
                                                          --------- ----------
                                                              $         $
                                   ASSETS
Equity in futures interests trading accounts:
 Cash                                                     8,131,783  9,719,676
 Net unrealized gain on open contracts                      334,288    499,104
                                                          --------- ----------
 Total Trading Equity                                     8,466,071 10,218,780
Interest receivable (DWR)                                    30,338     29,902
                                                          --------- ----------
 Total Assets                                             8,496,409 10,248,682
                                                          ========= ==========
                      LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Administrative expenses payable                              61,609     54,390
Redemptions payable                                          51,621     15,855
Accrued management fee                                       28,023     33,868
                                                          --------- ----------
 Total Liabilities                                          141,253    104,113
                                                          --------- ----------
PARTNERS' CAPITAL
Limited Partners (2,780.964 and 3,099.179 Units, respec-
  tively)                                                 8,065,143  9,827,470
General Partner (100 Units)                                 290,013    317,099
                                                          --------- ----------
 Total Partners' Capital                                  8,355,156 10,144,569
                                                          --------- ----------
 Total Liabilities and Partners'
   Capital                                                8,496,409 10,248,682
                                                          ========= ==========
NET ASSET VALUE PER UNIT                                   2,900.13   3,170.99
                                                          ========= ==========


   The accompanying notes are an integral part of these financial statements.

Columbia Futures Fund
Statements of Operations

                                   For the Years Ended
                                       December 31,
                               ------------------------------
                                 1999      1998       1997
                               --------  ---------  ---------
                                  $          $          $
REVENUES
Trading Profit (Loss):
 Realized                      (117,881) 1,758,602  2,224,474
 Net change in unrealized      (164,816)  (112,647)   245,775
                               --------  ---------  ---------
 Total Trading Results         (282,697) 1,645,955  2,470,249
Interest income (DWR)           354,492    382,511    357,496
                               --------  ---------  ---------
 Total Revenues                  71,795  2,028,466  2,827,745
                               --------  ---------  ---------
EXPENSES
Brokerage commissions (DWR)     385,530    311,716    341,945
Management fee                  370,827    388,997    344,682
Administrative expenses          86,000     69,000     79,000
Transaction fees and costs       25,235     21,881     28,955
Incentive fee                       187    133,964    251,113
                               --------  ---------  ---------
 Total Expenses                 867,779    925,558  1,045,695
                               --------  ---------  ---------
NET INCOME (LOSS)              (795,984) 1,102,908  1,782,050
                               ========  =========  =========
Net Income (Loss) Allocation:
Limited Partners               (768,898) 1,068,900  1,729,865
General Partner                 (27,086)    34,008     52,185
Net Income (Loss) per Unit:
Limited Partners                (270.86)    340.08     521.85
General Partner                 (270.86)    340.08     521.85

Statements of Changes in Partners' Capital
For the Years Ended December 31, 1999, 1998 and 1997

                                  Units of
                                 Partnership  Limited   General
                                  Interest   Partners   Partner    Total
                                 ----------- ---------  -------  ----------
                                                 $         $         $
Partners' Capital,
December 31, 1996                 3,612.282  8,110,079  230,906   8,340,985
Net income                              --   1,729,865   52,185   1,782,050
Redemptions                        (270.236)  (662,016)     --     (662,016)
                                  ---------  ---------  -------  ----------
Partners' Capital,
December 31, 1997                 3,342.046  9,177,928  283,091   9,461,019
Net income                              --   1,068,900   34,008   1,102,908
Redemptions                        (142.867)  (419,358)     --     (419,358)
                                  ---------  ---------  -------  ----------
Partners' Capital,
December 31, 1998                 3,199.179  9,827,470  317,099  10,144,569
Net loss                                --    (768,898) (27,086)   (795,984)
Redemptions                        (318.215)  (993,429)     --     (993,429)
                                  ---------  ---------  -------  ----------
Partners' Capital, December 31,
1999                              2,880.964  8,065,143  290,013   8,355,156
                                  =========  =========  =======  ==========

   The accompanying notes are an integral part of these financial statements.

Columbia Futures Fund
Statements of Cash Flows

                                                 For the Years Ended
                                                     December 31,
                                            --------------------------------
                                               1999       1998       1997
                                            ----------  ---------  ---------
                                                $           $          $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                             (795,984) 1,102,908  1,782,050
Noncash item included in net
  income (loss):
 Net change in unrealized                      164,816    112,647   (245,775)
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)                        (436)     3,868     (5,196)
Increase (decrease) in
  operating liabilities:
 Administrative expenses payable                 7,219     (2,372)   (10,786)
 Accrued management fee                         (5,845)     1,705      3,782
 Incentive fee payable                             --    (173,722)    23,619
 Accrued brokerage commissions (DWR)               --         --     (16,631)
 Accrued transaction fees and
   costs                                           --         --      (1,324)
                                            ----------  ---------  ---------
Net cash provided by (used for) operating
  activities                                  (630,230) 1,045,034  1,529,739
                                            ----------  ---------  ---------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Increase (decrease) in redemptions payable      35,766      1,700     (8,936)
Redemptions of Units                          (993,429)  (419,358)  (662,016)
                                            ----------  ---------  ---------
Net cash used for financing
  activities                                  (957,663)  (417,658)  (670,952)
                                            ----------  ---------  ---------
Net increase (decrease) in cash             (1,587,893)   627,376    858,787
Balance at beginning of period               9,719,676  9,092,300  8,233,513
                                            ----------  ---------  ---------
Balance at end of period                     8,131,783  9,719,676  9,092,300
                                            ==========  =========  =========

   The accompanying notes are an integral part of these financial statements.

Columbia Futures Fund
Notes to Financial Statements

1. Summary of Significant Accounting Policies

Organization--Columbia Futures Fund (the "Partnership") is a limited partner-ship organized to engage primarily in the speculative trading of futures con-tracts and forward contracts in foreign currencies, financial instruments and other commodity interests (collectively, "futures interests").

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR") and an unaffili-ated clearing commodity broker, Carr Futures Inc. ("Carr"), provides clearing and execution services. Both Demeter and DWR are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW").

On May 31, 1997, Morgan Stanley Group Inc. was merged with and into Dean Wit-ter, Discover & Co. ("DWD"). At that time DWD changed its corporate name to Morgan Stanley, Dean Witter, Discover & Co. ("MSDWD"). Effective February 19, 1998, MSDWD changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with gen-erally accepted accounting principles, which require management to make esti-mates and assumptions that affect the reported amounts in the financial state-ments and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Ac-tual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profits
(loss) on open contracts from one period to the next in the statements of oper-ations. Monthly, DWR pays the Partnership interest income based upon 80% of its average equity at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Columbia Futures Fund
Notes to Financial Statements--(Continued)


Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR and Carr to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various con-tracts with Carr acting as its commodity broker. Pursuant to brokerage agree-ments with Carr, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the mas-ter netting agreement with Carr, the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage commis-sions are accrued at 80% of DWR's published non-member rates on a half-turn ba-sis. Transaction fees and costs are accrued on a half-turn basis. Total broker-age commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, audit-ing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

Income Taxes--No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Redemptions--Limited Partners may redeem their Units as of the end of any cal-endar month upon ten days advance notice by redemption form to Demeter.

Dissolution of the Partnership--The Partnership will terminate on December 31, 2002 regardless of its finan-

Columbia Futures Fund
Notes to Financial Statements--(Continued)

cial condition at such time, or at an earlier date if certain conditions occur as defined in the Limited Partnership Agreement.

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR and Carr in futures interests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. For general administrative services performed for the Partnership, Demeter receives a monthly administration fee which equals $1.50 per limited partner outstanding. For the years ended December 31, 1999, 1998 and 1997 Demeter received $10,196, $11,241 and $11,979, respectively, for such administrative services.

3. Trading Advisor

Demeter, on behalf of the Partnership, retains a commodity trading advisor to make all trading decisions for the Partnership. Since January 22, 1988, John W. Henry & Company, Inc. ("JWH") has served as the sole trading advisor.

Compensation to the trading advisor consists of a management fee and an incen-tive fee as follows:

Management Fee--The management fee is accrued daily at the rate of 1/3 of 1% per month (a 4% annual rate) of the Partnership's managed Net Assets at each month-end.

Incentive Fee--At the end of each quarter or upon redemption of a Partnership Unit, an incentive fee is assessed each Unit equal to 15 percent of the excess ("New Appreciation") of the Unit value, excluding interest earned during the period, over the Unit value at the time immediately following the last incen-tive payment. Such incentive fee is accrued in each month in which New Appreci-ation occurs. In those months in which New Appreciation is negative, previous accruals, if any, during each fiscal quarter will be reduced.

4. Financial Instruments

The Partnership trades futures contracts and forward contracts in foreign cur-rencies, financial instruments and other commodity interests. Futures and for-wards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

Columbia Futures Fund
Notes to Financial Statements--(Continued)


In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriva-tive Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of SFAS No. 133," which defers the required implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. However, the Partnership had previously elected to adopt the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 supercedes SFAS No. 119 and No. 105, which required the disclosure of average aggregate fair values and contract/notional values, respectively, of derivative financial instruments for an entity which carries its assets at fair value. The application of SFAS No. 133 does not have a significant effect on the Partnership's financial state-ments.

The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $334,288 and $499,104 at December 31, 1999 and 1998, respectively.

Of the $334,288 net unrealized gain on open contracts at December 31, 1999, $308,189 related to exchange-traded futures contracts and $26,099 related to off-exchange-traded forward currency contracts.

Of the $499,104 net unrealized gain on open contracts at December 31, 1998, $694,869 related to exchange-traded futures contracts and $(195,765) related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 1999 and 1998 mature through December 2000 and September 1999, respectively. Off-ex-change-traded forward currency contracts held by the Partnership at December 31, 1999 and 1998 mature through March 2000 and March 1999, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is in-volved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR and Carr act as the futures commission merchants or the counterparties, with respect to most of the Part-nership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Each of DWR and Carr, as a futures commission merchant for the Partnership's exchange-traded futures contracts, is required pursuant to regulations of the Commodity Futures Trading Commission to

Columbia Futures Fund
Notes to Financial Statements--(Continued)

segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures con-tracts, including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $8,439,972 and $10,414,545 at December 31, 1999 and 1998, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no dai-ly settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregat-ed. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of Carr, the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with Carr. This agreement, which seeks to reduce both the Partnership's and Carr's expo-sure on off-exchange-traded forward currency contracts, should materially de-crease the Partnership's credit risk in the event of Carr's bankruptcy or in-solvency. Carr's parent, Credit Agricole Indosuez, has guaranteed to the Part-nership payment of the net liquidating value of the Partnership's account with Carr (including foreign currency contracts).

5. Legal Matters

The class actions first filed in 1996, in California and in New York State courts were each dismissed in 1999. On September 6, 10, and 20, 1996, and on March 13, 1997, purported class actions were filed in the Superior Court of the State of California, County of Los Angeles, on behalf of all purchasers of in-terests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, certain limited partnership commodity pools of which Demeter is the general partner (all such parties referred to hereafter as the "Morgan Stanley Dean Witter Parties") and certain trading advisors to those pools. On June 16, 1997, the plaintiffs in the above actions filed a consolidated amended complaint, al-leging, among other things, that the defendants committed fraud, deceit, negli-gent misrepresentation, various violations of the California Corporations Code, intentional and negligent breach of fiduciary duty, fraudulent and unfair busi-ness practices, unjust enrichment, and conversion in the sale and operation of the various limited partnership commodity pools. The complaints seek unspeci-fied amounts of compensatory and punitive damages and other relief. The court entered an order denying class certification on August 24, 1999. On September 24, 1999, the court entered an order dismissing the case without prejudice on consent. Similar purported class actions were also filed on September 18 and 20, 1996, in the Supreme Court of the State of New York, New York County, and on November 14, 1996 in the

Columbia Futures Fund
Notes to Financial Statements--(Concluded)

Superior Court of the State of Delaware, New Castle County, against the Morgan Stanley Dean Witter Parties and certain trading advisors on behalf of all pur-chasers of interests in various limited partnership commodity pools sold by DWR. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepre-sentation in the sale and operation of the various limited partnership commodi-ty pools. The complaints seek unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York ac-tion in November 1998, but granted plaintiffs leave to file an amended com-plaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice.

In addition, on December 16, 1997, upon motion of the plaintiffs, the action pending in the Superior Court of the State of Delaware was voluntarily dis-missed without prejudice.

6. Subsequent Event

On March 3, 2000, the plaintiffs in the New York action referred to in Note 5 filed an appeal of the order dismissing the consolidated complaint.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048


                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 148