Form 10-Q
period 2000-03-31
COLUMBIA FUTURES FUND
filed 2000-05-15
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2000 or

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

                         March 31, 2000




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     March 31, 2000 (Unaudited) and December 31, 1999.........2

     Statements of Operations for the Quarters Ended
     March 31, 2000 and 1999 (Unaudited)......................3

     Statements of Changes in Partners' Capital for
     the Quarters Ended March 31, 2000 and 1999
     (Unaudited)..............................................4

     Statements of Cash Flows for the Quarters Ended
     March 31,2000 and 1999 (Unaudited)...................... 5

     Notes to Financial Statements (Unaudited).............6-10

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................11-17

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ..................................... 17-29

PART II. OTHER INFORMATION

Item 1. Legal Proceedings................................... 30

Item 5. Other Information................................... 30

Item 6. Exhibits and Reports on Form 8-K.....................31





                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
                      COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION


                                     March 31,     December 31,
                                        2000           1999
                                         $              $
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                              7,745,859      8,131,783
 Net unrealized gain on open contracts     388,494       334,288

      Total Trading Equity         8,134,353      8,466,071

 Interest receivable (DWR)            32,540          30,338
 Due from DWR                          4,647             -

      Total Assets                 8,171,540      8,496,409


LIABILITIES AND PARTNERS' CAPITAL

Liabilities
 Administrative expenses payable      75,476         61,609
 Redemptions payable                  27,176         51,621
 Accrued management fee               26,898         28,023

      Total Liabilities              129,550        141,253


Partners' Capital

 Limited Partners (2,709.453 and
    2,780.964  Units, respectively)7,755,742      8,065,143
 General Partner (100 Units)         286,248        290,013

 Total Partners' Capital           8,041,990      8,355,156

 Total Liabilities and Partners' Capital   8,171,540    8,496,409


NET ASSET VALUE PER UNIT            2,862.48        2,900.13




          The accompanying notes are an integral part
                 of these financial statements.
/table>


       -
                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                       2000            1999
                                        $            $
REVENUES
                                     <c >
 Trading profit (loss):
        Realized                            (35,236)      170,922
Net change in unrealized             54,206     (114,057)
      Total Trading Results          18,970    56,865
    Interest Income (DWR)            92,768        88,751
      Total Revenues                111,738       145,616

EXPENSES

 Brokerage commissions (DWR)        106,371     90,088
    Management    fees                       83,406        98,901
Administrative    expenses                  18,000         17,000
Transaction fees and costs            6,986         6,031
      Total Expenses                214,763     212,020

NET LOSS                            (103,025)   (66,404)

NET LOSS ALLOCATION

 Limited Partners                    (99,260)  (64,389)
 General Partner                      (3,765)   (2,015)

NET LOSS PER UNIT

    Limited   Partners                       (37.65)      (20.15)
General Partner                       (37.65)   (20.15)


          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         For the Quarters Ended March 31, 2000 and 1999
                          (Unaudited)





                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
    December 31, 1998  3,199.179  $9,827,470   $317,099     $10,1
44,569

Net Loss                   -        (64,389)   (2,015)  (66,404)

Redemptions                 (144.416)      (453,100)            -
(453,100)

Partners' Capital,
    March 31, 1999       3,054.763 $9,309,981   $315,084 $9,625,0
65






Partners' Capital,
    December 31, 1999  2,880.964  $8,065,143   $290,013  $8,355,1
56

Net Loss                  -       (99,260)     (3,765)(103,025)

Redemptions                  (71.511)      (210,141)            -
(210,141)


Partners' Capital,
    March 31, 2000       2,809.453 $7,755,742   $286,248 $8,041,9
90








           The accompanying notes are an integral part of these financial statements.


                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)



                                For the Quarters Ended March 31,

                                       2000            1999
                                        $              $
CASH FLOWS FROM OPERATING ACTIVITIES
    Net    loss                             (103,025)    (66,404)
Noncash item included in net loss:
    Net change in unrealized         (54,206)  114,057
 Increase in operating assets:
      Interest   receivable   (DWR)           (2,202)       (767)
Due from DWR                          (4,647)     -
 Increase (decrease) in operating liabilities:
       Administrative   expenses   payable    13,867        8,864
Accrued management fee                (1,125)    (1,029)

 Net cash provided by (used for) operating activities   (151,338)
54,721

CASH FLOWS FROM FINANCING ACTIVITIES

   Increase   (decrease)  in  redemptions  payable(24,445)210,930
Redemptions of Units                (210,141)   (453,100)
 Net cash used for financing activities  (234,586)   (242,170)
 Net decrease in cash               (385,924)   (187,449)
 Balance at beginning of period    8,131,783    9,719,676
 Balance at end of period           7,745,859   9,532,227






          The accompanying notes are an integral part of these financial statements.





      -
                      COLUMBIA FUTURES FUND

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

December 31, 1999 Annual Report on Form 10-K.



1.  Organization

Columbia Futures Fund is a New York limited partnership organized to  engage  primarily  in  the  speculative  trading  of  futures contracts  and forward contracts in foreign currencies, financial

instruments   and   other  commodity  interests    (collectively,

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



In  June  1998, the Financial Accounting Standards Board ("FASB")

issued  Statement of Financial Accounting Standard  ("SFAS")  No.

133,   "Accounting   for  Derivative  Instruments   and   Hedging

Activities" effective for fiscal years beginning after  June  15,

1999.  In June 1999, the FASB issued SFAS No. 137, "Accounting

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


for  Derivative Instruments and Hedging Activities - Deferral  of

the  Effective Date of SFAS No. 133," which defers  the  required implementation of SFAS No. 133 until fiscal years beginning after

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



The  net  unrealized gains on open contracts are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $388,494  and

$334,288 at March 31, 2000 and December 31, 1999, respectively.



Of  the  $388,494 net unrealized gain on open contracts at  March

31,  2000,  $230,103 related to exchange-traded futures contracts and  $158,391  related  to off-exchange-traded  forward  currency contracts.

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Of the $334,288 net unrealized gain on open contracts at December

31,  1999,  $308,189 related to exchange-traded futures contracts and  $26,099  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

March  31,  2000 and December 31, 1999 mature through March  2001 and  December  2000,  respectively.  Off-exchange-traded  forward currency contracts held by the Partnership at March 31, 2000  and

December  31,  1999  mature through June  2000  and  March  2000,

respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.



The Partnership also has credit risk because DWR and Carr act  as the  futures  commission  merchants or  the  counterparties  with respect  to  most  of  the Partnership's assets.  Exchange-traded futures  contracts  are marked to market on a daily  basis,  with variations  in value settled on a daily basis. Each  of  DWR  and

Carr,  as  a  futures commission merchant for  the  Partnership's exchange-traded futures contracts, are required, pursuant to

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain on all open futures  contracts,  which funds,  in  the  aggregate, totaled $7,975,962 and $8,439,972  at

March  31,  2000  and  December 31,  1999,  respectively.    With

respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net

unrealized  gain  on open forward contracts be segregated.   With

respect  to those off-exchange-traded forward currency contracts,

the  Partnership  is at risk to the ability  of  Carr,  the  sole

counterparty   on  all  of  such  contracts,  to  perform.    The

Partnership  has a netting agreement with Carr.  This  agreement,

which  seeks to reduce both the Partnership's and Carr's exposure

on   off-exchange-traded  forward  currency   contracts,   should

materially decrease the Partnership's credit risk in the event of

Carr's  bankruptcy or insolvency. Carr's parent, Credit  Agricole

Indosuez,  has guaranteed to the Partnership payment of  the  net liquidating  value  of  the  transactions  in  the  Partnership's account with Carr (including foreign currency contracts).

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker and Carr as clearing broker in separate  futures trading  accounts  established for  the  Trading  Advisor,  which assets  are  used as margin to engage in trading. The assets  are

held   in  either  non-interest-bearing  bank  accounts   or   in

securities  and instruments permitted by the CFTC for  investment

of  customer  segregated  or secured  funds.   The  Partnership's

assets held by the commodity brokers may be used as margin solely for  the  Partnership's  trading.  Since the  Partnership's  sole purpose  is to trade in futures and forwards it is expected  that the  Partnership  will  continue to own such  liquid  assets  for margin purposes.



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



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of additional  units  of limited  partnership  interest ("Unit(s)")  in  the  future  will affect  the amount of funds available for investments in  futures interests in subsequent periods.  It is not possible to  estimate the  amount  and  therefore, the impact of future redemptions  of

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the three months ended  March  31,  2000  and 1999, respectively,  and  a  general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.    Consequently,  the  results  of  operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter Ended March 31, 2000

For  the  quarter ended March 31, 2000, the Partnership  recorded total  trading revenues, including interest income,  of  $111,738 and,  after  expenses, posted a decrease in Net Asset  Value  per

Unit.   The  most significant losses of approximately  2.2%  were

recorded  in the global interest rate futures markets  from  long positions  in  Japanese government bond futures  as  prices  slid lower  earlier  in  February in reaction to  the  Japanese  yen's

weakness and a higher Nikkei 225 Index.   Newly established short

positions incurred losses during March as yields on the  Japanese government bond moved upwards as investors braced for an interest rate  hike  for the first time in a decade. Additional losses  of approximately 1.4% were experienced in the metals markets from short gold futures positions as prices spiked sharply higher during February following an announcement by Placer Dome, a large

producer, that it was suspending gold hedging activities.   Newly

established  long gold futures positions resulted  in  additional losses  as gold prices fell later in the month from the  weakness of  the  Australian dollar and the sale of seven tons of gold  by the  Dutch central bank.  In the agricultural markets, losses  of approximately 0.5% were incurred from long corn and wheat futures positions as prices in these markets declined during February  as a  result  of  insufficient demand and heavy  rain  in  the  U.S.

production  area.   Smaller  losses of  approximately  0.2%  were

recorded in the soft commodities markets from the trendless price

movement  in the cocoa futures markets during March.   A  portion

of overall Fund losses was offset by gains recorded in the energy markets  of  approximately  2.2%  from  long  crude  oil  futures positions  as  oil prices powered to nine-year highs  during  the first  half of the quarter on concerns about future output levels

amid  dwindling  stockpiles  and increasing  demand.   Additional

gains of approximately 0.9% were produced in the currency markets from  short  euro  positions as the value of the European  common currency weakened during the first half of the quarter versus the

U.S.  dollar  and  Japanese yen, undermined by expectations  that interest rates would be held steady by the European Central Bank.

Smaller  gains  of  approximately 0.8% were  experienced  in  the global stock index futures markets throughout the quarter from long Nikkei 225 Index futures positions. The Nikkei ended the quarter  at  a  40-month  high  due  to  the  surge  in  Japanese technology  issues,  linked  to  industrial  production  in  that nation,  and the belief that institutions would add these  issues

to  their  portfolios prior to fiscal year-end.   Total  expenses

for  the  three  months  ended  March  31,  2000  were  $214,763,

resulting  in  a  net  loss of $103,025.  The  value  of  a  Unit decreased  from  $2,900.13 at December 31, 1999 to  $2,862.48  at

March 31, 2000.



For the Quarter Ended March 31, 1999

For  the  quarter ended March 31, 1999, the Partnership  recorded total  trading revenues, including interest income,  of  $145,616 and,  after  expenses, posted a decrease in Net Asset  Value  per

Unit.   The  most significant losses of approximately  2.1%  were

recorded  in  the global interest rate futures markets  primarily from  short Japanese government bond futures positions as  prices increased  amid  a sell-off in global stock markets  during  mid-

January  and  a "flight-to-quality" due to the renewed  financial market  turmoil in Brazil.  Losses were also recorded  from  long

Japanese  government  bond futures positions  as  prices  dropped during  mid-March as bond yields rose following comments by  Bank of  Japan Governor Masaru Hayami that he expected interest  rates in  Japan  to rise over time.  In the metals markets,  losses  of approximately  0.5% were experienced primarily from  long  silver futures positions as prices declined during mid-March after

Berkshire  Hathaway's annual report failed  to  provide  any  new

information   on  the  company's  silver  positions.    In   soft

commodities, losses of approximately 0.3% were recorded primarily from  short  coffee futures positions as prices surged  in  late-

March  as options-related buying triggered waves of buy-stops  at several  key  resistance levels, attracting fund  short-covering.

These losses were partially offset by gains of approximately 1.8%

recorded  in  the  currency  markets during  February  and  March primarily  from  short euro positions as the value  of  the  U.S.

dollar  hit new highs versus the European common currency on  the strength of the U.S. economy, concerns pertaining to the economic health  of  Europe  and Japan and growing uncertainty  about  the military  action in Yugoslavia.  In the energy markets, gains  of approximately  0.9% were recorded primarily from long  crude  oil futures positions as oil prices moved significantly higher amid a substantial recovery in oil prices during March that was  largely attributed to the news that both OPEC and non-OPEC countries  had reached  an  agreement to cut total output by  approximately  two million barrels a day beginning April 1, 1999. Total expenses for the three months ended March 31, 1999 were $212,020, resulting in a  net  loss  of  $66,404.  The value of a  Unit  decreased  from

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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by primary market risk category as of March 31, 2000 and 1999. As

of   March   31,   2000   and  1999,  the   Partnership's   total

capitalization  was  approximately $8 million  and  $10  million,

respectively.

     Primary Market            March 31, 2000      March 31, 1999
     Risk Category              Value at Risk       Value at Risk

     Currency                      (2.67)%             (3.00)%

     Interest Rate                 (0.99)              (0.83)

     Equity                        (0.49)              (0.36)

     Commodity                     (0.82)              (0.49)

     Aggregate Value at Risk       (2.76)%             (3.01)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at March 31, 2000 and 1999 only and is not necessarily representative  of  either the historic  or  future  risk  of  an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from April 1,

1999 through March 31, 2000.



Primary Market Risk Category        High      Low      Average

Currency                           (3.00)%   (2.67)%   (2.85)%

Interest Rate                      (0.99)    (0.79)    (0.90)

Equity                             (0.49)    (0.23)    (0.36)

Commodity                          (0.82)    (0.49)    (0.62)

Aggregate Value at Risk            (3.13)%   (2.76)%   (2.95)%


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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis at March 31, 2000 and for the end  of  the  four quarterly reporting periods from April 1, 1999 through March  31,

2000.   Since VaR is based on historical data, VaR should not  be

viewed  as  predictive  of  the  Partnership's  future  financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well

as  any  market  risk  they may represent, are  immaterial.   The

Partnership  also maintains a substantial portion  (approximately

81%) of its available assets in cash at DWR.  A decline in short-

term interest rates will result in a decline in the Partnership's cash  management  income. This cash flow risk is  not  considered material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of March 31, 2000, by market sector.   It  may  be

anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency  - The primary market exposure in the Partnership is  in the  currency sector.  The Partnership's currency exposure is  to exchange rate fluctuations, primarily fluctuations which  disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations.

The  Partnership trades in a large number of currencies.  For the first quarter of 2000, the Partnership's major exposures were  in outright  U.S. dollar positions.  (Outright positions consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies

include  the  major  and  minor currencies).   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest Rate  - The second largest market exposure at March  31,

2000  was  in  the  interest rate complex.  Exposure  was  spread across  the  Japanese,  U.S. and German  interest  rate  sectors.

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

However,  the  Partnership also takes futures  positions  in  the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the  primary  interest rate exposure of the Partnership  for  the foreseeable future.  The changes in interest rates which have the most  effect  on  the Partnership are changes  in  long-term,  as opposed  to  short-term, rates.  Most of the speculative  futures positions  held  by  the Partnership are in  medium-to-long  term instruments.  Consequently, even a material change in  short-term rates  would  have  little effect on the  Partnership,  were  the medium- to long-term rates to remain steady.



Equity  - The Partnership's primary equity exposure is to  equity price  risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly based

indices.   As  of  March  31,  2000,  the  Partnership's  primary

exposures  were  in  the  All Ordinaries (Australia)  and  Nikkei

(Japan)  stock indices.  The Partnership is primarily exposed  to the  risk  of  adverse  price trends or  static  markets  in  the

Australian and Japanese indices.  (Static markets would not cause major  market  changes  but  would  make  it  difficult  for  the

Partnership  to  avoid  being  "whipsawed"  into  numerous  small losses).



Commodity

Energy - On March 31, 2000, the Partnership's energy exposure was in  the crude and heating oil markets.  Price movements in  these markets result from political developments in the Middle East,
weather  patterns,  and  other  economic  fundamentals.   It   is

possible  that  volatility will remain high and that  significant profits and losses, which have been experienced in the past,  are expected to continue to be experienced in this market.



Soft  Commodities  and Agriculturals - On  March  31,  2000,  the

Partnership  had a reasonable amount of exposure in  the  markets that comprise these sectors.  Most of the exposure, however,  was

in  the  sugar,  coffee  and  corn markets.   Supply  and  demand

inequalities,  severe weather disruption and market  expectations affect price movements in these markets.



Metals -  The Partnership's primary metals market exposure is  to

fluctuations  in  the  price of gold and  silver.   Although  the

Partnership  will  from time to time trade base  metals  such  as copper,  the  principal market exposures of the Partnership  have

consistently been in precious metals, gold and silver.   Exposure

was  evident  in  the  gold market as gold prices  were  volatile during  the  quarter.  Silver prices have remained volatile  over this  period, and the Trading Advisor has from time to time taken positions as they have perceived market opportunities to develop.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of March 31, 2000:



Foreign  Currency  Balances - The Partnership's  primary  foreign currency  balances  are  in Australian dollars.  The  Partnership controls  the  non-trading risk of these  balances  by  regularly converting  these balances back into dollars upon liquidation  of the respective position.



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

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS


On  March 3, 2000, the plaintiffs in the New York action filed an appeal of the order dismissing the consolidated complaint.

(Please  refer to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-K for the year ended December 31, 1999  for a more detailed discussion).





Item 5.   OTHER INFORMATION

Effective  January 31, 2000, Mark J. Hawley resigned as  Chairman of  the  Board and a Director of Demeter and Dean Witter  Futures

Currency  Management Inc. ("DWFCM") and Robert E. Murray replaced him as Chairman of the Board of Demeter and DWFCM.



Demeter  has determined, commencing in May 2000, to transfer  the

Partnership's  futures and options clearing from Carr  to  Morgan

Stanley & Co. Incorporated ("MS & Co."), an affiliate of Demeter,

while  trades  on the London Metal Exchange will  be  cleared  by

Morgan  Stanley  &  Co. International Limited ("MSIL"),  also  an affiliate  of  Demeter.  In addition, MSIL and MS &  Co.,  rather

than   Carr,  will  act  as  the  counterparty  on  all  of   the

Partnership's foreign currency forward trades.  DWR will continue to act as the non-clearing commodity broker for the Partnership.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K


   (A)   Exhibits

   10.03     Amended and Restated Customer Agreement, dated as of
         December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is filed herewith.

   10.04 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is filed herewith.

         10.05 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is filed herewith.

        (B)                     Reports on Form 8-K. - None.

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




                        Columbia Futures Fund
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 12, 2000            By:/s/    Lewis A. Raibley, III
                                  Lewis A. Raibley, III
                               Director and Chief Financial
                               Officer




The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.