Form 10-Q
period 2000-06-30
COLUMBIA FUTURES FUND
filed 2000-08-09
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File No. 0-12431

                     COLUMBIA FUTURES FUND

     (Exact name of registrant as specified in its charter)


          New York                                13-3103617
State   or  other  jurisdiction  of                       (I.R.S.
Employer
incorporation or organization)                     Identification
No.)


c/o Demeter Management Corporation
Two World Trade Center, 62 Fl., New York, NY        10048
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

Yes    X            No___________


                     COLUMBIA FUTURES FUND

             INDEX TO QUARTERLY REPORT ON FORM 10-Q

                         June 30, 2000




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     June 30, 2000 (Unaudited) and December 31, 1999..........2

     Statements of Operations for the Quarters Ended
     June 30, 2000 and 1999 (Unaudited).......................3

     Statements of Operations for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited).......................4

     Statements of Changes in Partners' Capital for
     the Six Months Ended June 30, 2000 and 1999
     (Unaudited)..............................................5

     Statements of Cash Flows for the Six Months Ended
     June 30, 2000 and 1999 (Unaudited).......................6

     Notes to Financial Statements (Unaudited).............7-12

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................13-22

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ..................................... 23-35

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.................................36-37

Item 5. Other Information.................................37-38

Item 6. Exhibits and Reports on Form 8-K.....................38



                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION
                                       June 30,      December 31,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                7,486,167      8,131,783

   Net   unrealized   gain   on  open  contracts   (MS   &   Co.)
216,647                                   -
     Net    unrealized    loss   on   open    contracts    (MSIL)
(3,300)                                    -
   Net   unrealized   gain  (loss)  on  open   contracts   (Carr)
(76,787)                               334,288

  Total  net  unrealized gain on open contracts    136,560     33
4,288

      Total Trading Equity           7,622,727      8,466,071

 Interest receivable (DWR)              29,537         30,338
 Due from DWR                          11,959 _____-___

      Total Assets                  7,664,223       8,496,409

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Administrative expenses payable       87,331         61,609
 Accrued management fees                25,172         28,023
 Redemptions payable                    20,606         51,621

      Total Liabilities                133,109        141,253

Partners' Capital

 Limited Partners (2,655.375 and 2,780.964
              Units, respectively)   7,257,790      8,065,143
 General Partner (100 Units)           273,324        290,013

 Total Partners' Capital             7,531,114      8,355,156

 Total Liabilities and Partners' Capital   7,664,223   8,496,409


NET ASSET VALUE PER UNIT              2,733.24       2,900.13

          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                                For the Quarters Ended June 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
           Realized                                (7,130)305,815
Net change in unrealized            (251,934)       (4,493)

      Total Trading Results         (259,064)   301,322

    Interest Income (DWR)            94,355        88,612
      Total Revenues                (164,709)   389,934

EXPENSES

    Brokerage commissions (DWR)        87,454    97,324
    Management fees                    79,300    97,282
    Administrative expenses            18,000    17,000
      Transaction   fees  and  costs            6,819       6,363
Incentive fees                     _______-__           187
      Total Expenses                  191,573     218,156

NET INCOME (LOSS)                   (356,282)     171,778


NET INCOME (LOSS) ALLOCATION

    Limited Partners                (343,358)   166,150
    General Partner                  (12,924)     5,628


NET INCOME (LOSS) PER UNIT

    Limited Partners                 (129.24)     56.28
    General Partner                  (129.24)     56.28



          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $
REVENUES
 Trading profit (loss):
        Realized                           (42,366)       476,737
Net change in unrealized           (197,728)    (118,550)
      Total Trading Results        (240,094)    358,187
    Interest Income (DWR)            187,123    177,363
      Total Revenues                (52,971)    535,550

EXPENSES

    Brokerage commissions (DWR)      193,825    187,412
       Management   fees                    162,706       196,183
Administrative expenses               36,000     34,000
      Transaction   fees  and  costs          13,805       12,394
Incentive fees                    _______-__             187
      Total Expenses                 406,336        430,176
NET INCOME (LOSS)                  (459,307)        105,374

NET INCOME (LOSS) ALLOCATION

       Limited   Partners                 (442,618)       101,761
General Partner                     (16,689)      3,613

NET INCOME (LOSS) PER UNIT

    Limited Partners                (166.89)      36.13
    General Partner                 (166.89)      36.13



          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
        For the Six Months Ended June 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total



Partners' Capital,
  December 31, 1998    3,199.179  $9,827,470  $317,099  $10,144,5
69

Net                                                        Income
-                       101,761      3,613   105,374

Redemptions            (229.416)                        (725,545)
-                       (725,545)

Partners' Capital,
 June 30, 1999          2,969.763 $9,203,686  $320,712$9,524,398





Partners' Capital,
 December 31, 1999      2,880.964 $8,065,143  $290,013$8,355,156

Net                                                          Loss
-                                  (442,618)  (16,689) (459,307)
Redemptions             (125.589)  (364,735) ______-__    (364,73
5)

Partners' Capital,
  June 30, 2000          2,755.375 $7,257,790     $273,324 $7,531
,114









           The accompanying notes are an integral part of these financial statements.


                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                               For the Six Months Ended June 30,

                                       2000           1999
                                          $             $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net income (loss)                  (459,307)   105,374
 Noncash item included in net income (loss):
    Net change in unrealized          197,728   118,550
 (Increase) decrease in operating assets:
        Interest   receivable   (DWR)             801         588
    Due from DWR                    (11,959)           -
 Increase (decrease) in operating liabilities:
      Administrative   expenses   payable      25,722      24,124
Accrued management fees               (2,851)     (1,810)

 Net cash provided by (used for) operating activities   (249,866)
246,826


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase  (decrease)  in redemptions  payable(31,015)    77,151
Redemptions of Units                (364,735)   (725,545)

 Net cash used for financing activities  (395,750)  (648,394)

 Net decrease in cash               (645,616)   (401,568)

 Balance at beginning of period     8,131,783  9,719,676

 Balance at end of period           7,486,167  9,318,108






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



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds  Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS  &  Co.")

and  Morgan Stanley & Co. International Limited ("MSIL")  provide clearing and execution services.  Prior to May 2000, Carr Futures

Inc. provided clearing and execution services.  Demeter, DWR,  MS

&  Co.  and MSIL are wholly-owned subsidiaries of Morgan  Stanley

Dean Witter & Co.

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  sole trading advisor to the Partnership is John W.  Henry  &

Company, Inc. (the "Trading Advisor").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in futures interests trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week  U.S.  Treasury bill rates. The Partnership  pays  brokerage commissions to DWR.



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

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)


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



The  net  unrealized gain on open contracts  are  reported  as  a component  of  "Equity in futures interests trading accounts"  on the  statements of financial condition and totaled  $136,560  and

$334,288 at June 30, 2000 and December 31, 1999, respectively.

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Of the $136,560 net unrealized gain on open contracts at June 30,

2000,  $170,199 related to exchange-traded futures contracts  and

$(33,639)   related  to  off-exchange-traded   forward   currency

contracts.



Of the $334,288 net unrealized gain on open contracts at December

31,  1999,  $308,189 related to exchange-traded futures contracts and  $26,099  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded futures contracts held by the Partnership at June

30,  2000  and  December 31, 1999 mature through  June  2001  and

December 2000, respectively. Off-exchange-traded forward currency contracts  held by the Partnership at June 30, 2000 and  December

31,   1999   mature  through  September  2000  and  March   2000,

respectively.



The Partnership has credit risk associated with counterparty non-

performance.  The credit risk associated with the instruments  in which  the  Partnership  is involved is limited  to  the  amounts reflected in the Partnership's statements of financial condition.

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  Partnership also has credit risk because DWR, MS & Co.,  and

MSIL   act   as   the   futures  commission  merchants   or   the

counterparties with respect to most of the Partnership's  assets.

Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS

&  Co.,  and MSIL each as a futures commission merchant  for  the

Partnership's  exchange-traded futures contracts,  are  required,

pursuant   to  regulations  of  the  Commodity  Futures   Trading

Commission ("CFTC"), to segregate from their own assets, and  for the sole benefit of their commodity customers, all funds held  by them with respect to exchange-traded futures contracts, including an  amount  equal to the net unrealized gain on all open  futures contracts, which funds, in the aggregate, totaled $7,656,366  and

$8,439,972  at June 30, 2000 and December 31, 1999, respectively.

With  respect  to  the Partnership's off-exchange-traded  forward currency  contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net  unrealized  gain  on open forward contracts  be  segregated.

With   respect  to  those  off-exchange-traded  forward  currency contracts, the Partnership is at risk to the ability of MS & Co.,

the  sole counterparty on all of such contracts, to perform.  The

Partnership  has  a  netting  agreement  with  MS  &  Co.    This

agreement, which seeks to reduce both the Partnership's and MS  &

Co.'s exposure on off-exchange-

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



traded forward currency contracts, should materially decrease the

Partnership's  credit risk in the event of MS & Co.'s  bankruptcy or insolvency.

Item   2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures trading accounts established  for  the  Trading

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



There  is  no limitation on daily price moves in trading  forward contracts  on  foreign currencies.  The markets  for  some  world currencies  have low trading volume and are illiquid,  which  may prevent  the  Partnership from trading in potentially  profitable markets  or  prevent  the Partnership from  promptly  liquidating

unfavorable   positions  in  such  markets,  subjecting   it   to

substantial  losses.   Either of these  market  conditions  could

result in restrictions on redemptions.



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

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the quarter and six months  ended June 30, 2000 and 1999, respectively, and a general

discussion of its trading activities during each period.   It  is

important  to note, however, that the Trading Advisor  trades  in various markets at different times and that prior activity  in  a particular market does not mean that such market will be actively traded  by  the  Trading Advisor or will  be  profitable  in  the

future.   Consequently,  the  results  of   operations   of   the

Partnership are difficult to discuss other than in the context of its  Trading  Advisor's  trading  activities  on  behalf  of  the

Partnership  as a whole and how the Partnership has performed  in the past.



For the Quarter and Six Months Ended June 30, 2000

For  the  quarter  ended June 30, 2000, the Partnership  recorded total  trading  losses  net of interest income  of  $164,709  and posted  a  decrease  in  Net  Asset  Value  per  Unit.  The  most significant  losses of approximately 3.1% were  recorded  in  the currency  markets primarily from short Japanese yen positions  as the  value of the yen appreciated against the U.S. dollar  during

May  and June due to speculation that the Japanese government was considering  an  economic stimulus package, data which  indicated

strong  first-quarter growth and signaled that an end is near  to

Japan's  16-month  old  zero interest  rate  policy.   Additional

losses  of approximately 2.5% were experienced in global interest rate  futures  markets  primarily from short  positions  in  U.S.

interest rate futures as prices moved higher later in the month on volatility in the U.S. stock market and economic reports suggesting  that the U.S. economy may be slowing.  In the  energy markets,  losses  of approximately 1.4% were incurred  from  long crude  oil  futures positions during April as  oil  prices  moved lower  due to a larger-than-expected build-up in crude oil stocks and  concern that OPEC may have produced above its supply  target for  April.  Newly established short crude oil futures  positions incurred additional losses as prices jumped amid supply concerns.

Smaller losses of approximately 0.5% were recorded in the  metals markets  primarily  from trading copper  futures  during  May  as

prices  moved  inconsistently on technically  based  factors.   A

portion  of  overall  Partnership  losses  was  offset  by  gains

recorded   in   the  global  stock  index  futures   markets   of

approximately  1.2%  primarily  from  short  DAX  Index   futures

positions as prices dropped on profit-taking and due to  weakness in  U.S.  stock  prices.  Additional gains of approximately  1.1%

were  recorded  in  the soft commodities markets  primarily  from short coffee futures positions as prices declined during April on

technical  factors.   Long  sugar  futures  positions  were  also

profitable as prices trended to 22-month highs during June due to

strong  demand  and  declining production from  Brazil.   In  the

agricultural   markets,  smaller  gains  of  approximately   0.7%

resulted from short soybean oil futures positions during June  as prices  declined  on uncertainty about demand and  forecasts  for

some   moisture  relief  in  dry  regions.   Short  corn  futures

positions were also profitable as prices moved lower during May due to heavy rain and cooler temperatures in the major corn

producing  regions.   Total expenses for the three  months  ended

June 30, 2000 were $191,573, resulting in a net loss of $356,282.

The value of a Unit decreased from $2,862.48 at March 31, 2000 to

$2,733.24 at June 30, 2000.



For  the six months ended June 30, 2000, the Partnership recorded total trading losses net of interest income of $52,971 and posted a  decrease  in  Net Asset Value per Unit.  The most  significant losses of approximately 4.6% were recorded in the global interest rates futures markets primarily from long German government  bond futures  positions  as  prices  moved  lower  during  the  second quarter,  following U.S. Treasury prices downward.  Long Japanese interest rate futures positions also experienced losses  in  this market complex as prices slid lower in early February in reaction to  the  Japanese yen's weakness and a higher Nikkei  225  Index.

Newly established short positions incurred losses during March as yields on the Japanese government bond moved upwards as investors braced  for an interest rate hike for the first time in a decade.

Additional  losses  of approximately 2.6% were  recorded  in  the currency  markets primarily from short Japanese yen positions  as the  yen's value strengthened against the U.S. dollar during  the second  quarter  on speculation that the Japanese government  was considering an economic stimulus package, indications  of  strong first-quarter  growth,  and signals of an  end  to  Japan's  zero interest rate policy. Smaller losses of approximately 1.9% were experienced in the metals markets primarily from short gold futures positions as prices spiked sharply higher during February following  an  announcement  by a  large  producer  that  it  was suspending  gold hedging activities.  Later in the  month,  newly established  long  gold  futures  positions  incurred  additional losses as prices fell from weakness in the Australian dollar  and

the  sale  of  seven tons of gold by the Dutch central  bank.   A

portion  of  overall Partnership losses was offset  by  gains  of approximately  2.0%  recorded in the global stock  index  futures markets  primarily  from  short DAX Index  futures  positions  as prices  dropped  on  profit-taking and  weakness  in  U.S.  stock prices.  Additional gains of approximately 0.9% were recorded  in the  energy  markets  primarily from  long  heating  oil  futures positions  as  oil prices powered to nine-year highs  during  the first  quarter  on  concerns  about  future  output  levels  amid

dwindling  stockpiles  and  increasing  demand.   In   the   soft

commodities   markets,  gains  of  approximately  0.9%   resulted

primarily from long sugar futures positions as prices trended  to

22-month  highs  during June due to strong demand  and  declining

production   from  Brazil.   Short  coffee  futures   were   also

profitable  during  the  second quarter  as  prices  declined  on

technical  factors.   Smaller gains of  approximately  0.3%  were

experienced  in  the  agricultural markets primarily  from  short soybean  oil futures positions as prices declined during June  on uncertainty  about demand and forecasts for some moisture  relief in dry regions.  Total expenses for the six months ended June 30,

2000  were  $406,336, resulting in a net loss  of  $459,307.  The value of a Unit decreased from $2,900.13 at December 31, 1999  to

$2,733.24 at June 30, 2000.


For the Quarter and Six Months Ended June 30, 1999


For  the  quarter  ended June 30, 1999, the Partnership  recorded total trading revenues including interest income of $389,934  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains  of approximately 2.4% were  recorded  in  the global interest rate futures markets primarily from long Japanese government bond futures positions as investors moved into  higher yielding  long-term debt instruments during April and  May  after

the   government   proposed  no  new  economic  spending   plans.

Additional  gains of approximately 0.9% were experienced  in  the energy markets during April primarily from long crude oil futures positions  as  oil  prices rallied due to declines  in  inventory levels  and  growing confidence that oil-exporting countries  are

cutting  production.   Oil prices jumped higher  during  June  on

unexpected  declines in U.S. stockpiles and on news  of  refinery

outages,   thus   resulting  in  additional   profits   for   the

Partnership's long positions.  In the global stock index  futures markets,  profits  of approximately 0.6% were recorded  primarily from  long  Nikkei  Index futures positions  as  Japanese  equity prices  moved higher during April following gains on Wall  Street and  on  hopes  that  the  Japanese government  would  take  more measures to stimulate their economy. Additional gains were recorded during June as the Japanese benchmark index reached its highest level in more than a year and a half encouraged by recent economic  growth  data in Japan.  Smaller gains of  approximately

0.3%  were recorded in the currency markets primarily  from short positions  in  the euro as the value of most European  currencies weakened steadily versus the U.S. dollar during April due to lack of  economic  growth  in  the  European  community,  the  ongoing military conflict in Kosovo and strong economic data out  of  the

U.S.   Short euro positions were also profitable during  June  as the  value  of the U.S. dollar strengthened against the  European common  currency after tame U.S. inflation data eased fears  that the  Federal  Reserve was about to embark on  a  series  of  rate hikes.  These gains were partially offset by losses in the metals markets of approximately 1.5% primarily from short silver futures

positions  as  prices  were  boosted  higher  during   April   by

perceptions  of  tightening supply levels and  technically-driven buying.  Newly established long silver futures positions resulted in  additional  losses during June as prices  decreased  after  a widely  watched survey showed that silver demand  fell  in  1998.

Additional losses of approximately 0.9% were incurred in the soft commodities  markets  during  the  latter  half  of  the  quarter primarily  from long coffee futures positions as prices  declined

due  to   warm  weather  in Brazil and ample warehouse  supplies.

Total  expenses  for the three months ended June  30,  1999  were

$218,156,  resulting in net income of $171,778.  The value  of  a

Unit  increased from $3,150.84 at March 31, 1999 to $3,207.12  at

June 30, 1999.

For  the six months ended June 30, 1999, the Partnership recorded total trading revenues including interest income of $535,550  and posted  an  increase  in  Net Asset  Value  per  Unit.  The  most significant  gains  of approximately 2.1% were  recorded  in  the currency markets primarily from short euro positions as the value of  the  U.S.  dollar  strengthened versus  the  European  common currency throughout a majority of the first half of the  year  on the  strength  of  the U.S. economy, concerns pertaining  to  the economic  health of Europe and Japan and ongoing military  action

in  Yugoslavia.   Additional  gains of  approximately  1.8%  were

recorded  in  the energy markets primarily from  long  crude  oil futures positions as oil prices moved significantly higher during

March  on  news that OPEC and non-OPEC countries had  reached  an agreement  to  cut  total  output by  approximately  two  million barrels a day beginning April 1st.  Oil prices continued to climb higher  during  April  due to declines in  inventory  levels  and growing  confidence in production cutbacks.  In the global  stock index  futures  markets,  gains of  approximately  0.6%  resulted primarily from long futures positions in the Nikkei and  ASE  All

Ordinaries Index during April.  The Tokyo equity benchmark  moved higher  following  gains on Wall Street and  on  hopes  that  the

Japanese  government would take more measures to stimulate  their

economy.   Australian stock prices moved higher  due  to  April's

rise  in  commodity prices, particularly gold.  Smaller gains  of approximately  0.2%  were recorded in the  global  interest  rate futures markets primarily
from  long Japanese bond futures positions as prices moved higher during  April  and  May  after  the government  proposed  no  new economic spending plans.  A portion of these gains was offset  by losses in the metals markets of approximately 2.0% primarily from long  silver  futures positions as prices retreated  during  mid-

March  after Berkshire Hathaway's annual report failed to provide

any  new  information on the company's silver  positions.   Short

silver   futures  positions  established  in  April   were   also

unprofitable  as  prices were boosted higher  by  perceptions  of

tightening  supply levels and technically-driven  buying.   Newly

established  long  silver  futures  positions  were  once   again

unfavorable  during June as prices decreased  on  news  of  lower demand.  Additional losses of approximately 1.2% were experienced in  the  soft  commodities markets primarily  from  short  coffee futures  positions during mid-March as prices surged  as  option-

related  buying  triggered  waves of  buy-stops  at  several  key

resistance   levels,   attracting  fund  short-covering.    Newly

established long coffee futures positions also resulted in losses

during   the  second  quarter  as  prices  declined  amid  warmer

temperatures  in Brazil and ample supplies.  Total  expenses  for the  six  months ended June 30, 1999 were $430,176, resulting  in net  income  of  $105,374.  The value of a  Unit  increased  from

$3,170.99 at December 31, 1998 to $3,207.12 at June 30, 1999.

Item 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The  hypothetical changes in portfolio value are based  on  daily percentage changes observed in key market indices or other market factors  ("market  risk  factors")  to  which  the  portfolio  is

sensitive.   The  historical observation period of  the  Partner-

ship's  VaR  is  approximately  four  years.   The  one-day   99%

confidence  level  of the Partnership's VaR  corresponds  to  the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  tables  indicates the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary market risk category as of June 30, 2000 and 1999. As of June 30, 2000 and 1999, the Partnership's total capitalization was approximately $8 million and $10 million, respectively.

     Primary Market             June 30, 2000       June 30, 1999
     Risk Category              Value at Risk       Value at Risk

     Currency                      (1.82)%             (2.96)%

     Interest Rate                 (1.19)              (0.79)

     Equity                        (0.76)              (0.23)

     Commodity                     (0.83)              (0.50)

     Aggregate Value at Risk       (2.57)%             (3.13)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions at June 30, 2000 and 1999 only and is not necessarily representative of either the historic or future risk of an investment  in  the  Partnership. Because the Partnership's  only business  is  the speculative trading of futures  interests,  the composition  of  its  trading portfolio can change  significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net Assets for the four quarterly reporting periods from July  1,

1999 through June 30, 2000.



Primary Market Risk Category        High      Low      Average

Currency                           (3.00)%   (1.82)%   (2.61)%

Interest Rate                      (1.19)    (0.79)    (0.95)

Equity                             (0.76)    (0.23)    (0.46)

Commodity                          (0.83)    (0.49)    (0.66)

Aggregate Value at Risk            (3.13)%   (2.57)%   (2.87)%


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

The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate  basis  at June 30, 2000 and for the end  of  the  four quarterly  reporting periods from July 1, 1999 through  June  30,

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



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances not needed for margin.  However, such balances, as  well as  any market risk they may represent, are immaterial.  At  June

30,  2000 the Partnership's cash balance at DWR was approximately

91%  of  its  total  Net  Asset Value.  A decline  in  short-term interest rates will result in a decline in the Partnership's cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of June 30, 2000, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.

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

The  Partnership trades in a large number of currencies.  For the second quarter of 2000, the Partnership's major exposures were in outright  U.S. dollar positions.  Outright positions  consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies

include  the  major  and  minor  currencies.   Demeter  does  not

anticipate  that  the risk profile of the Partnership's  currency

sector  will  change significantly in the future.   The  currency

trading VaR figure includes foreign margin amounts converted into

U.S.  dollars  with  an  incremental adjustment  to  reflect  the exchange  rate  risk inherent to the dollar-based Partnership  in expressing VaR in a functional currency other than dollars.



Interest  Rate. The second largest market exposure  at  June  30,

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

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest rates which have the most effect on the Partnership  are changes  in long-term, as opposed to short-term, rates.  Most  of the speculative futures positions held by the Partnership are  in medium-  to long-term instruments.  Consequently, even a material change  in  short-term  rates would have  little  effect  on  the

Partnership,  were  the  medium- to  long-term  rates  to  remain steady.



Equity.   The Partnership's primary equity exposure is to  equity

price  risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly based

indices.   As  of  June  30,  2000,  the  Partnership's   primary

exposures  were  in the DAX (German), All Ordinaries  (Australia)

and  Nikkei (Japan) stock indices.  The Partnership is  primarily exposed to the risk of adverse price trends or static markets  in the G-7 indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.



Commodity.

Energy.  On June 30, 2000, the Partnership's energy exposure  was shared  primarily by futures contracts in the crude  and  heating

oil  markets.   Price  movements in  these  markets  result  from

political developments in the Middle East, weather patterns,  and other economic fundamentals.  It is possible that volatility will

remain  high.   Significant profits and losses, which  have  been

experienced  in  the  past,  are  expected  to  continue  to   be

experienced in this market.



Soft  Commodities  and  Agriculturals.  On  June  30,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was in the sugar, coffee and corn markets.  Supply and demand inequalities, severe weather disruption  and  market expectations affect  price  movements  in these markets.



Metals.   The Partnership's primary metals market exposure is  to

fluctuations  in  the  price of gold and  silver.   Although  the

Partnership  will  from time to time trade base  metals  such  as copper,  the  principal market exposures of the Partnership  have

consistently been in precious metals, gold and silver.   Exposure

was evident in the gold market as gold prices were volatile during the quarter. Silver prices have remained volatile over this  period, and the Trading Advisor has from time to time taken positions  as it has perceived market opportunities  to  develop.

Demeter  anticipates that gold and silver will remain the primary metals market exposure for the Partnership.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of June 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances are in euros, Japanese yen and British  pounds.

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

Demeter  attempts  to manage market exposure by diversifying  the

Partnership's assets among different market sectors  and  trading approaches, and monitoring the performance of the Trading Advisor

daily.     In   addition,   the   Trading   Advisor   establishes

diversification
guidelines,  often  set  in terms of the  maximum  margin  to  be committed  to  positions  in any one  market  sector  or  market-

sensitive instrument.



Demeter monitors and controls the risk of the Partnership's  non-

trading   instrument,  cash.   Cash  is  the   only   Partnership

investment directed by Demeter, rather than the Trading Advisor.

                   PART II.  OTHER INFORMATION



Item 1.  LEGAL PROCEEDINGS


Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q for the quarter ended March 31, 2000  and

Form 10-K for the year ended December 31, 1999.



On  October  25,  1996,  the Market Surveillance  Committee  (the

"Committee")  of  the National Association of Securities  Dealers

("NASD")  filed  a formal complaint against MS &  Co.  and  seven current  and former traders, alleging violations of certain  NASD rules  relating  to manipulative and deceptive practices,  locked

and  crossed  markets, and failure to supervise.   Hearings  were

held  in  June  and July 1997.  On April 13, 1998  the  Committee

ruled  that  MS  &  Co.  and the seven  traders  had  engaged  in manipulative  and  deceptive practices and improperly  locked  or crossed  markets, but not that MS & Co. had failed  to  supervise its  traders.  The Committee levied a fine of $1,000,000 on MS  &

Co.,  a  fine of $100,000 and a 90-day suspension on one  of  its former  traders, and fines of $25,000 and 30-day  suspensions  on each of the remaining current and former traders.  On January 18,

2000  the National Adjudicatory Council, which heard the  appeal,

issued a ruling which upheld the Committee's April 1998 decision,

however,  the  National Adjudicatory Council reduced  the  firm's fine  to  $495,000,  reversed all previously imposed  suspensions against the traders,
reduced  the fine for each of six traders to $2,500 and dismissed all charges against the seventh trader.



On  January  11,  1999,  the Securities and  Exchange  Commission

brought an action against 28 NASDAQ market makers, including MS &

Co.,  and  51 individuals, including one current and  one  former trader  employed  by MS & Co., for certain conduct  during  1994.

The  core  of  the charges against MS & Co. concerns improper  or undisclosed  coordination  of price  quotes  with  other  broker-

dealers  and  related  reporting, recordkeeping  and  supervisory deficiencies  in violation of Sections 15(b)(4)(E), 15(c)(1)  and

(2)  and  17(a) of the Securities Exchange Act and Rules  15c1-2,

15c2-7  and  17a-3 promulgated thereunder.  Without admitting  or denying  the charges, MS & Co. consented to the entry of a  cease and  desist  order  and  to the payment of  a  civil  penalty  of

$350,000,  disgorgement of $4,170 and to submit  certain  of  its procedures to an independent consultant for review.  In addition,

one  current and one former trader employed by MS & Co.  accepted suspensions  of less than two months each and were fined  $25,000 and $30,000 respectively.



Item 5.   OTHER INFORMATION

Effective July 1, 2000, Lewis A. Raibley, III resigned  as  Chief

Financial  Officer  and  a Director of Demeter  and  Dean  Witter

Futures  Currency  Management  Inc.   Effective  July  10,  2000,

Raymond

E. Koch replaced Lewis A. Raibley, III as Chief Financial Officer of Demeter.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

   (A)   Exhibits

     3.01 Amendment to Limited Partnership Agreement of Columbia Futures Fund, dated as of February 14, 1985, incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, File No. 0-12431.

    10.01  Advisory Agreement among the Partnership, Demeter  and
JWH           dated  as  of  January 20,  1987,  incorporated  by
reference           to Exhibit 10.03 of the Partnership's  Annual
Report on            Form 10-K for the fiscal year ended December
31, 1986.            File No. 0-12431.

   10.03     Amended and Restated Customer Agreement, dated as of
         December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-12431.

   10.04 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-12431.

   10.05 International Foreign Exchange Master Agreement, dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-12431.

   10.06      Customer Agreement, dated as of May 1, 2000 between
         Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is filed herewith.

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




                        Columbia Futures Fund
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 9, 2000          By:/s/Raymond E. Koch     __________
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.