Form 10-Q
period 2000-09-30
COLUMBIA FUTURES FUND
filed 2000-11-14
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-Q



[X]   Quarterly  report pursuant to Section 13 or  15(d)  of  the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2000 or

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

                       September 30, 2000




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

     Statements of Financial Condition
     September 30, 2000 (Unaudited) and December 31, 1999.....2

     Statements of Operations for the Quarters Ended
     September 30, 2000 and 1999 (Unaudited)..................3

     Statements of Operations for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)..................4

     Statements of Changes in Partners' Capital for
     the Nine Months Ended September 30, 2000 and 1999
     (Unaudited)..............................................5

     Statements of Cash Flows for the Nine Months Ended
     September 30, 2000 and 1999 (Unaudited)..................6

     Notes to Financial Statements (Unaudited).............7-12

Item 2. Management's Discussion and Analysis
        of Financial Condition and Results of
        Operations........................................13-21

Item 3. Quantitative and Qualitative Disclosures about
        Market Risk ..................................... 21-33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................34

Item 5. Other Information....................................34

Item 6. Exhibits and Reports on Form 8-K..................34-35




                 PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                     COLUMBIA FUTURES FUND
               STATEMENTS OF FINANCIAL CONDITION
                                    September 30,     December 31
,

2000                                   1999                     $
$
                                    (Unaudited)
ASSETS
Equity in futures interests trading accounts:
 Cash                                7,453,047      8,131,783

   Net   unrealized   loss   on  open  contracts   (MS   &   Co.)
(231,603)                                -
     Net    unrealized    gain   on   open    contracts    (MSIL)
10,575                                   -
    Net    unrealized    gain    on   open    contracts    (Carr)
-                                      334,288

  Total  net unrealized gain (loss) on open contracts   (221,028)
334,288

      Total Trading Equity           7,232,019      8,466,071

 Interest receivable (DWR)              30,628         30,338
 Due from DWR                           3,666 __      ____-___

      Total Assets                  7,266,313       8,496,409

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

 Administrative expenses payable      104,020         61,609
 Accrued management fees             23,795            28,023
 Redemptions payable                    15,612         51,621

      Total Liabilities                143,427        141,253

Partners' Capital

 Limited Partners (2,637.375 and 2,780.964
              Units, respectively)   6,862,677      8,065,143
 General Partner (100 Units)           260,209        290,013

 Total Partners' Capital             7,122,886      8,355,156

 Total Liabilities and Partners' Capital   7,266,313   8,496,409


NET ASSET VALUE PER UNIT              2,602.09       2,900.13


          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                              For the Quarters Ended September 30,

                                        2000        1999
                                          $            $
REVENUES
 Trading profit (loss):
          Realized                                86,225(207,066)
Net change in unrealized            (357,588)       (31,363)

      Total Trading Results         (271,363) (238,429)

    Interest Income (DWR)            92,731        89,778
      Total Revenues                (178,632)  (148,651)

EXPENSES

    Brokerage commissions (DWR)        87,145   110,572
    Management fees                    73,196    91,008
    Administrative expenses            19,000    21,000
    Transaction fees and costs          2,297         7,244
      Total Expenses                  181,638      229,824

NET LOSS                            (360,270)    (378,475)


NET LOSS ALLOCATION

    Limited Partners                (347,155) (365,723)
    General Partner                  (13,115)  (12,752)


NET LOSS PER UNIT

    Limited Partners                 (131.15)  (127.52)
    General Partner                  (131.15)  (127.52)




          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF OPERATIONS
                           (Unaudited)





                           For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $
REVENUES
 Trading profit (loss):
        Realized                             43,859       269,671
Net change in unrealized           (555,316)    (149,913)
      Total Trading Results        (511,457)    119,758
    Interest Income (DWR)            279,854    267,141
      Total Revenues               (231,603)     386,899

EXPENSES

    Brokerage commissions (DWR)      280,970    297,984
       Management   fees                    235,902       287,191
Administrative expenses               55,000     55,000
      Transaction   fees  and  costs          16,102       19,638
Incentive                                                    fees
-                                                          187
      Total Expenses               587,974         660,000
NET LOSS                           (819,577)       (273,101)

NET LOSS ALLOCATION

       Limited    Partners                 (789,773)    (263,962)
General Partner                     (29,804)    (9,139)

NET LOSS PER UNIT

    Limited Partners                (298.04)    (91.39)
    General Partner                 (298.04)    (91.39)


          The accompanying notes are an integral part of these financial statements.

                     COLUMBIA FUTURES FUND
           STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
     For the Nine Months Ended September 30, 2000 and 1999
                          (Unaudited)




                          Units of
                        Partnership Limited   General
                          Interest   Partners Partner    Total




Partners' Capital,
 December 31, 1998      3,199.179 $9,827,470  $317,099$10,144,569

Net                                                          Loss
-                                  (263,962)   (9,139) (273,101)
Redemptions              (288.416)   (907,495)__         ____-___
(907,495)

Partners' Capital,
  September 30, 1999     2,910.763 $8,656,013     $307,960 $8,963
,973



Partners' Capital,
 December 31, 1999      2,880.964 $8,065,143  $290,013$8,355,156

Net                                                          Loss
-                                  (789,773)  (29,804) (819,577)

Redemptions              (143.589)   (412,693)__         ____-___
(412,693)

Partners' Capital,
  September 30, 2000     2,737.375 $6,862,677     $260,209 $7,122
,886














           The accompanying notes are an integral part of these financial statements.

<page

                     COLUMBIA FUTURES FUND
                    STATEMENTS OF CASH FLOWS
                           (Unaudited)





                            For the Nine Months Ended September 30,

                                       2000           1999
                                          $             $


CASH FLOWS FROM OPERATING ACTIVITIES
 Net loss                           (819,577) (273,101)
 Noncash item included in net loss:
    Net change in unrealized          555,316   149,913
 (Increase) decrease in operating assets:
        Interest   receivable   (DWR)           (290)         534
    Due from DWR                     (3,666)       (585)
 Increase (decrease) in operating liabilities:
      Administrative   expenses   payable      42,411      41,739
Accrued management fees               (4,228)     (3,783)

 Net cash used for operating activities  (230,034)   (85,283)


CASH FLOWS FROM FINANCING ACTIVITIES

  Increase  (decrease)  in redemptions  payable(36,009)    45,737
Redemptions of Units                (412,693)   (907,495)

 Net cash used for financing activities  (448,702)  (861,758)

 Net decrease in cash               (678,736)   (947,041)

 Balance at beginning of period     8,131,783  9,719,676

 Balance at end of period           7,453,047  8,772,635






          The accompanying notes are an integral part of these financial statements.

                      COLUMBIA FUTURES FUND

                  NOTES TO FINANCIAL STATEMENTS

                           (UNAUDITED)


The  unaudited financial statements contained herein include,  in the  opinion of management, all adjustments necessary for a  fair presentation of the results of operations and financial condition

of  Columbia  Futures  Fund (the "Partnership").   The  financial

statements  and  condensed  notes  herein  should  be   read   in

conjunction  with  the  Partnership's December  31,  1999  Annual

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

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



The  sole trading advisor to the Partnership is John W.  Henry  &

Company, Inc. (the "Trading Advisor").



2.  Related Party Transactions

The Partnership's cash is on deposit with DWR, MS & Co., and MSIL in  futures interest trading accounts to meet margin requirements as  needed. DWR pays interest on these funds based on current 13-

week  U.S.  Treasury bill rates. The Partnership  pays  brokerage commissions to DWR.



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

2000,  as  amended by SFAS No. 137. The Partnership  adopted  the provisions  of SFAS No. 133 beginning with the fiscal year  ended

December  31,  1998.  SFAS No. 133 superceded SFAS Nos.  119  and

105,  which  required  the disclosure of average  aggregate  fair values  and contract/notional values, respectively, of derivative financial  instruments for an entity that carries its  assets  at fair  value.  SFAS No. 133 was further amended by SFAS  No.  138,

which  clarifies issues surrounding interest rate  risk,  foreign currency  denominations,  normal  purchases  and  sales  and  net hedging.  The application of SFAS No. 133, as amended by SFAS No.

137,  did  not  have  a significant effect on  the  Partnership's financial  statements, nor will the application of the provisions of  SFAS  No.  138 have a significant effect on the Partnership's financial statements.



SFAS  No.  133 defines a derivative as a financial instrument  or

other   contract   that   has  all   three   of   the   following

characteristics:

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



  1)    One  or  more  underlying  notional  amounts  or  payment

     provisions;

2) Requires no initial net investment or a smaller initial net investment than would be required relative to changes in market factors;
3)   Terms require or permit net settlement.


Generally derivatives include futures, forwards, swaps or  option

contracts,   or   other   financial  instruments   with   similar

characteristics such as caps, floors and collars.



The  net unrealized gains (losses) on open contracts are reported as  a component of "Equity in futures interests trading accounts"

on  the  statements of financial condition and totaled $(221,028)

and  $334,288  at  September  30, 2000  and  December  31,  1999,

respectively.



Of  the  $221,028  net  unrealized  loss  on  open  contracts  at

September  30,  2000, $53,184 related to exchange-traded  futures contracts  and  $167,844  related to off-exchange-traded  forward currency contracts.

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONTINUED)



Of the $334,288 net unrealized gain on open contracts at December

31,  1999,  $308,189 related to exchange-traded futures contracts and  $26,099  related  to  off-exchange-traded  forward  currency contracts.



Exchange-traded  futures contracts held  by  the  Partnership  at

September 30, 2000 and December 31, 1999 mature through September

2001 and December 2000, respectively. Off-exchange-traded forward currency contracts held by the Partnership at September 30,  2000 and  December  31, 1999 mature through December  2000  and  March

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

&  Co.,  and MSIL each as a futures commission merchant  for  the

Partnership's

                      COLUMBIA FUTURES FUND
            NOTES TO FINANCIAL STATEMENTS (CONCLUDED)



exchange-traded  futures  contracts, are  required,  pursuant  to regulations of the Commodity Futures Trading Commission ("CFTC"),

to  segregate from their own assets, and for the sole benefit  of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount  equal  to the  net  unrealized  gain (loss) on all open futures  contracts,

which  funds, in the aggregate, totaled $7,399,863 and $8,439,972

at September 30, 2000 and December 31, 1999, respectively.   With

respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in  value nor  is  there any requirement that an amount equal  to  the  net unrealized  gain (loss) on open forward contracts be  segregated.

With   respect  to  those  off-exchange-traded  forward  currency contracts, the Partnership is at risk to the ability of MS & Co.,

the  sole counterparty on all of such contracts, to perform.  The

Partnership  has  a  netting  agreement  with  MS  &  Co.    This

agreement, which seeks to reduce both the Partnership's and MS  &

Co.'s exposure on off-exchange-traded forward currency contracts,

should  materially decrease the Partnership's credit risk in  the event of MS & Co.'s bankruptcy or insolvency.

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

Units.



Results of Operations

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures, forwards, and options markets. The following presents a summary of the Partnership's operations for the quarters and nine months  ended  September 30, 2000 and 1999, respectively,  and  a general  discussion of its trading activities during each period.

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



For the Quarter and Nine Months Ended September 30, 2000

For  the  quarter  ended  September  30,  2000,  the  Partnership recorded  total trading losses net of interest income of $178,632

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 3.4% were  recorded  in  the currency  markets primarily from trading the Japanese yen  during

August  as  the  yen  drew support from rising expectations  that

Japan's  second  quarter gross domestic product data  would  show convincing  strength  in  the wake of  surprisingly  robust  all-

industries  figures.  In the global stock index futures  markets,

losses  of  approximately  1.9% were experienced  primarily  from short  positions  in  DAX Index futures  as  prices  moved  in  a

trendless   pattern  throughout  a  majority  of   the   quarter.

Additional losses of approximately 1.1% were recorded in the global interest rate futures markets primarily from trading

Japanese  interest  rate  futures.  Long  positions  in  Japanese government bond futures recorded losses during August  as  prices were weighed down by growing hopes for higher interest rates  and

economic   expansion  in  Japan.   Additional  downward  pressure

occurred following the Bank of Japan's decision to raise interest

rates,  thus  ending  their  zero-interest  rate  policy.   Short

Japanese government bond futures positions contributed to  losses in  this  complex during September as prices surged and long-term rates  dropped as investors sought refuge from falls in U.S.  and

Japanese  stock prices.  A portion of overall Partnership  losses was  offset by gains of approximately 1.2% recorded in the energy markets primarily from long futures positions during August  with

Brent  crude  hitting  10-year highs and U.S.  crude  oil  coming within  $1  of  a  new  post-Gulf War  record  amid  evidence  of historically low U.S. oil stocks.  Total expenses for  the  three months ended September 30, 2000 were $181,638, resulting in a net loss of $360,270. The value of a Unit decreased from $2,733.24 at

June 30, 2000 to $2,602.09 at September 30, 2000.



For  the  nine  months ended September 30, 2000, the  Partnership recorded  total trading losses net of interest income of $231,603

and  posted  a  decrease in Net Asset Value per Unit.   The  most

significant  losses of approximately 5.7% were  recorded  in  the currency  markets primarily from trading the Japanese yen  during

August as the yen drew support from rising expectations that

Japan's  second  quarter gross domestic product data  would  show convincing  strength  in  the wake of  surprisingly  robust  all-

industries  figures.  Short Japanese yen positions also  resulted

in   losses  during  the  second  quarter  as  the  yen's   value

strengthened  against  the U.S. dollar on  speculation  that  the

Japanese government was considering an economic stimulus package,

indications of strong first-quarter growth and signals of an  end

to  Japan's  zero  interest rate policy.   Additional  losses  of

approximately  5.6%  were recorded in the  global  interest  rate futures  markets  primarily  from  long  German  government  bond futures  positions  as  prices  moved  lower  during  the  second quarter, following U.S. Treasury prices downward.  In the  metals markets,  losses of approximately 1.7% were experienced primarily from short gold futures positions as prices spiked sharply higher during  February  following an announcement by a  large  producer that  it  was suspending gold hedging activities.  Later  in  the month,  newly  established long gold futures  positions  incurred additional  losses as prices fell from weakness in the Australian dollar  and  the sale of seven tons of gold by the Dutch  central

bank.   A  portion of overall Partnership losses  was  offset  by

gains  of  approximately  2.0% recorded  in  the  energy  markets primarily  from long futures positions during August  with  Brent crude  hitting 10-year highs and U.S. crude oil coming within  $1 of  a new post-Gulf War record amid evidence of historically  low

U.S.  oil  stocks.  Long heating oil futures positions were  also profitable for the energy complex as oil prices powered to nine-year highs during the first quarter on concerns about future output  levels  amid dwindling stockpiles and increasing  demand.

Additional gains of approximately 0.9% were recorded in the  soft commodities  markets primarily from long sugar futures  positions as  prices  trended to 22-month highs during June due  to  strong demand and declining production from Brazil.  Total expenses  for the nine months ended September 30, 2000 were $587,974, resulting in  a  net  loss of $819,577. The value of a Unit decreased  from

$2,900.13  at  December 31, 1999 to $2,602.09  at  September  30,

2000.


For the Quarter and Nine Months Ended September 30, 1999

For  the  quarter  ended  September  30,  1999,  the  Partnership recorded  total trading losses net of interest income of $148,651 and  posted  a  decrease in Net Asset Value per  Unit.  The  most significant  losses of approximately 2.9% were  recorded  in  the global  interest rate futures markets primarily during  July  and

September  from short Japanese government bond futures  positions as  prices  rallied on fears that strength in  the  Japanese  yen

would  slow  down  that  country's budding recovery.   Additional

losses  of  approximately  1.7% were experienced  in  the  metals markets primarily during July from short silver futures positions as  prices  rose  after a fall in U.S. market  reserves  and  the announcement  of a cutback in metal production.  In the  currency markets,  losses  of  approximately 1.1% were recorded  primarily during August and early September from long positions in the euro and the Swiss franc as the U.S. dollar rallied higher versus most major  currencies on August 23 amid a rally in U.S. stock prices,

and  on  September 10 after an intervention by the Bank of Japan.

As a result, new short positions were established in the euro and the  Swiss  franc  only to result in additional losses  as  these currencies strengthened versus the U.S. dollar during the  latter half of September after the U.S. trade figures reflected a record

deficit.   Smaller  losses of approximately  0.7%  were  incurred

primarily  during  August in the agricultural markets  from  long corn futures positions as prices decreased due to an unexpectedly large  U.S.  Department of Agriculture estimate for  this  year's corn  crop.  These losses were partially offset by gains  in  the energy  markets  of  approximately 2.7%  throughout  the  quarter primarily  from long crude oil futures positions  as  oil  prices mounted  higher during July after a fall in U.S. oil inventories,

production  difficulties in Nigeria and  continued  adherence  to output  reductions from OPEC countries.  Oil prices continued  to climb  during August and September on increased demand, fears  of

production  problems  and  an  announcement  by  OPEC   ministers

confirming  that  they  will uphold their global  cutbacks  until

April of next year.  Additional gains of approximately 0.7%  were recorded  in  the soft commodities markets primarily during  July

from   short  coffee  futures  positions  as  prices  fell   amid

diminished   fears  of  impending  frost  damage   to   Brazilian

plantations  and on predictions that Brazil would reap  a  record harvest next year.  Total expenses for the three months ended

September  30,  1999 were $229,824, resulting in a  net  loss  of

$378,475.  The value of a Unit decreased from $3,207.12  at  June

30, 1999 to $3,079.60 at September 30, 1999.



For  the  nine  months ended September 30, 1999, the  Partnership recorded  total  trading revenues including  interest  income  of

$386,899  and,  after expenses, posted a decrease  in  Net  Asset

Value  per Unit. The most significant net losses of approximately

3.7%  were  recorded  in the metals markets primarily  from  long silver  futures  positions as prices retreated during  mid  March after  Berkshire Hathaway's annual report failed to  provide  any

new  information  on the company's silver positions.   Additional

losses were incurred in this market during the second quarter  as

supply   and   demand  concerns  resulted  in  short-term   price

volatility.   Additional  losses  of  approximately   2.6%   were

experienced in the global interest rate futures markets primarily during  July  and  September from short Japanese government  bond futures positions as prices rallied on fears that strength in the

Japanese  yen  would slow down that country's  budding  recovery.

Smaller  losses  of  approximately  1.0%  were  recorded  in  the agricultural  markets primarily from long corn futures  positions as  prices decreased due to an unexpectedly large U.S. Department of  Agriculture estimate for this year's corn crop.  These losses were  mitigated  by  profits recorded in the  energy  markets  of

approximately  4.3%  primarily  from  long  crude   oil   futures

positions as oil prices climbed higher during April, June, August and September amid tightening of supply and growing global demand.  Additional gains of approximately 1.1% were recorded  in the  currency markets primarily from short positions in the  euro as  the  value  of the U.S. dollar strengthened versus  the  euro throughout  a  majority of the first half  of  the  year  on  the strength in the U.S. economy, concerns pertaining to the economic health  of  Europe  and  Japan  and ongoing  military  action  in

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

Litigation Reform Act of

1995 (set forth in Section 27A of the Securities Act of 1933  and

Section  21E  of  the  Securities Exchange  Act  of  1934).   All

quantitative disclosures in this section are deemed to be forward-

looking  statements for purposes of the safe harbor,  except  for statements of historical fact.



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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total Net  Assets by  primary  market risk category as of September  30,  2000  and

1999.  As of September 30, 2000 and 1999, the Partnership's total capitalization  was  approximately $7  million  and  $9  million,

respectively.

     Primary Market       September 30, 2000  September 30, 1999
     Risk Category            Value at Risk      Value at Risk

     Currency                      (2.92)%          (2.75)%

     Interest Rate                 (0.99)           (0.98)

     Equity                        (0.88)           (0.37)

     Commodity                     (0.95)           (0.67)

     Aggregate Value at Risk       (3.40)%          (2.92)%



Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the  VaR  of  the individual Market Categories listed above.  Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  September  30, 2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only  business  is the speculative trading of futures  interests,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the

Partnership's high, low and average VaR, as a percentage of total

Net  Assets for the four quarterly reporting periods from October

1, 1999 through September 30, 2000.

Primary Market Risk Category        High      Low      Average

Currency                           (2.92)%   (1.51)%   (2.23)%

Interest Rate                      (1.19)    (0.58)    (0.94)

Equity                             (0.88)    (0.28)    (0.60)
Commodity                          (0.95)    (0.50)    (0.77)

Aggregate Value at Risk            (3.40)%   (1.64)%   (2.59)%


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

Partnership's open positions thus creates a "risk  of  ruin"  not typically found in other investments.  The relative size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no indication of such "risk
of  ruin".  In  addition, VaR risk measures should be  viewed  in

light  of  the  methodology's  limitations,  which  include   the

following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at September 30, 2000 and for the end of the four

quarterly   reporting  periods  from  October  1,  1999   through

September  30, 2000.  Since VaR is based on historical data,  VaR should  not  be viewed as predictive of the Partnership's  future financial  performance or its ability to manage or monitor  risk.

There can be no assurance that the Partnership's actual losses on

a
particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than 1 in 100 trading days.



Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk  they may represent are immaterial.  At September  30,  2000 the  Partnership's cash balance at DWR was approximately  94%  of its  total  Net  Asset  Value.  A decline in short-term  interest rates  will  result  in  a  decline  in  the  Partnership's  cash

management   income.  This  cash  flow  risk  is  not  considered

material.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of September 30, 2000, by market sector.   It  may

be  anticipated  however, that these market exposures  will  vary materially over time.



Currency.  The primary market exposure in the Partnership  is  in the  currency sector.  The Partnership's currency exposure is  to exchange rate fluctuations, primarily fluctuations which  disrupt the historical pricing relationships between different currencies and  currency pairs.  Interest rate changes as well as  political and general economic conditions influence these fluctuations.

The  Partnership  trades  in a large number  of  currencies.   At

September  30,  2000, the Partnership's major exposures  were  in outright  U.S. dollar positions.  Outright positions  consist  of the  U.S.  dollar  vs. other currencies.  These other  currencies include  major and minor currencies.  Demeter does not anticipate that  the risk profile of the Partnership's currency sector  will change  significantly  in the future.  The currency  trading  VaR figure  includes  foreign  margin  amounts  converted  into  U.S.

dollars  with  an incremental adjustment to reflect the  exchange rate  risk inherent to the dollar-based Partnership in expressing

VaR in a functional currency other than dollars.



Interest  Rate.  The second largest market exposure at  September

30,  2000  was  in  the  interest  rate  complex.   Exposure  was

primarily  spread across the Japanese, U.S. and  German  interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative interest rate movements between countries may materially

impact   the   Partnership's  profitability.   The  Partnership's

primary  interest  rate exposure is generally  to  interest  rate fluctuations  in the United States and the other  G-7  countries.

The  G-7  countries  consist of France, U.S.,  Britain,  Germany,

Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations -

e.g.  Australia.   Demeter anticipates that  G-7  and  Australian

interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates  that  have the most significant  effect  on  the

Partnership  are changes in long-term, as opposed to  short-term,

rates.   Most  of the speculative futures positions held  by  the

Partnership    are    in   medium-to-long    term    instruments.

Consequently,  even a material change in short-term  rates  would have  little  effect on the Partnership, were the  medium-to-long term rates to remain steady.



Equity.   The Partnership's primary equity exposure is to  equity

price  risk in the G-7 countries.  The stock index futures traded by the Partnership are by law limited to futures on broadly based

indices.   As  of  September 30, 2000, the Partnership's  primary

exposures  were  in  the  NASDAQ (U.S.),  DAX  (German)  and  All

Ordinaries   (Australia)  stock  indices.   The  Partnership   is

primarily  exposed to the risk of adverse price trends or  static markets in the G-7 indices.  Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.



Commodity

Energy. On September 30, 2000, the Partnership's energy exposure was shared primarily by futures contracts in the crude and heating  oil  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain  high.  Significant profits and losses,  which  have been  experienced  in the past, are expected to  continue  to  be experienced in this market.



Soft  Commodities and Agriculturals.  On September 30, 2000,  the

Partnership  had  exposure  in the markets  that  comprise  these

sectors.   Most of the exposure, however, was in the sugar,  corn

and  cotton  markets.   Supply  and demand  inequalities,  severe

weather disruption and market expectations affect price movements in these markets.



Metals.  The Partnership's primary metals market exposure  is  to

fluctuations  in  the  price of gold and  silver.   Although  the

Partnership  will  from time to time trade base  metals  such  as copper,  the  principal market exposures of the Partnership  have

consistently been in precious metals, gold and silver.   Exposure

was  evident  in the gold market as gold prices continued  to  be

volatile   during  the  quarter.   Silver  prices  have  remained

volatile  and  the Trading Advisor has from time  to  time  taken positions when market opportunities developed.

Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership as of September 30, 2000:



Foreign  Currency  Balances.  The Partnership's  primary  foreign currency balances at September 30, 2000 were in Canadian  dollars and  British  pounds.  The Partnership controls  the  non-trading risk  of  these  balances by regularly converting these  balances back into dollars upon liquidation of the respective position.



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

                   PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS


Please  refer  to Legal Proceedings previously disclosed  in  the

Partnership's Form 10-Q(s) for the quarters ended March 31,  2000 and  June 30, 2000 and Form 10-K for the year ended December  31,

1999.


Item 5.  OTHER INFORMATION

Commencing  December  1, 2000, the management  fee  paid  by  the

Partnership to the Trading Advisor will be reduced from a 4% to a

2%  annual rate.  Additionally, the quarterly incentive fee  paid by  the  Partnership to the Trading Advisor will be changed  from

15%  to 20% of trading profits, as determined from the end of the last  period in which an incentive fee was earned.  No  incentive fee  will  be  paid  to the Trading Advisor  unless  the  Trading

Advisor  recoups all prior trading losses and has again  achieved net new high trading profits for the period.


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

   10.06     Customer Agreement, dated as of May 1, 2000, between
         Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
         10.06 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, (File No. 0-12431).

        10.07 Foreign Exchange and Options Master Agreement, dated as of April 30, 2000, between the Partnership and Morgan Stanley & Co. Inc. is incorporated by reference
        to        Exhibit  10.07  of the Partnership's  Quarterly
        Report  on    Form  10-Q for the quarter ended  June  30,
        2000, (File     No. 0-12431).

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




                        Columbia Futures Fund
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2000       By:/s/Raymond E. Koch              _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.