Form 10-K
period 2000-12-31
COLUMBIA FUTURES FUND
filed 2001-04-02
CIK 701286

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                           FORM 10-K

[X]   Annual  report  pursuant to Section  13  or  15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For the year ended December 31, 2000 or

[  ]   Transition report pursuant to Section 13 or 15(d)  of  the
Securities Exchange Act of 1934 [No Fee Required]
For          the          transition         period          from
________________to___________________
Commission File Number 0-12431

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

             Units of Limited Partnership Interest

                        (Title of Class)
      Indicate by check-mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No _____

      Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $7,950,928 at January 31, 2001.

              DOCUMENTS INCORPORATED BY REFERENCE
                          (See Page 1)


                      COLUMBIA FUTURES FUND
               INDEX TO ANNUAL REPORT ON FORM 10-K
                        DECEMBER 31, 2000

                                                     Page No.

DOCUMENTS  INCORPORATED BY REFERENCE. . . . . . . . .  .  .  .  .
 . . . .  1

Part I .

   Item  1.                                             Business.
 . . . . . . . . . . . . . . . . . . . . . . . 2-3

  Item  2.                                        Properties. . .
 . . . . . . . . . . . . . . . . . . . . . 3

      Item     3.                                           Legal
Proceedings. . . . . . . . . . . . . . . . . . .  4-5

   Item  4.                                        Submission  of
Matters to a Vote of Security Holders. . .  5

Part II.
  Item  5.                                             Market for
the Registrant's Partnership Units
          and Related Security Holder Matters . . . . . . . . . .
 . .6

     Item    6.                                          Selected
Financial Data . . . . . . . . . . . . . . . . . .7

                              Item                             7.
Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . .
 .8-19

   Item  7A.                                         Quantitative
and Qualitative Disclosures About
            Market Risk . . . . . . . . . . . . . . . . . . . . .
 .19-33

    Item    8.                                          Financial
Statements and Supplementary Data. . . . . . . .34

  Item  9.                                             Changes in
and Disagreements with Accountants on
          Accounting and Financial Disclosure. . . . . . . . . ..
 . 34
Part III.

   Item 10.                                             Directors
and Executive Officers of the Registrant. .35-39

    Item   11.                                          Executive
Compensation . . . . . . . . . . . . . . . . . .39

     Item   12.                                          Security
Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . .
 . .40

     Item    13.                                          Certain
Relationships and Related Transactions . . . . . .40

Part IV.

    Item   14.                                          Exhibits,
Financial Statement Schedules, and
                                                  Reports on Form
8-K . . . . . . . . . . . . . . . . . .  .41

            DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                Part of Form 10-K

     Partnership's Prospectus dated
     July 15, 1983                                     I

     Annual Report to Columbia Futures
     Fund Limited Partners for the year
     ended December 31, 2000                     II, III & IV

                           PART I

Item 1.  BUSINESS

(a)  General Development of Business. Columbia Futures Fund  (the

"Partnership")  is  a New York limited partnership  organized  to engage  primarily in the speculative trading of futures contracts

and   forward   contracts   in  foreign   currencies,   financial

instruments, and other commodity interests.



The   general   partner   is   Demeter   Management   Corporation

("Demeter").  The non-clearing commodity broker  is  Dean  Witter

Reynolds,  Inc.  ("DWR").   The clearing  commodity  brokers  are

Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley  &  Co.

International  Limited  ("MSIL")  which  provide   clearing   and

execution  services.   Prior  to  May  2000,  Carr  Futures  Inc.

provided  clearing  and execution services  to  the  Partnership.

Demeter, DWR, MS & Co. and MSIL are wholly-owned subsidiaries  of

Morgan  Stanley  Dean Witter & Co. ("MSDW").   The  sole  trading

advisor  to the Partnership is John W. Henry & Company, Inc.  (or

the "Trading Advisor").



The Partnership's net asset value per unit of limited partnership interest  ("Unit(s)")  as  of December 31,  2000  was  $3,163.59,

representing an increase of 9.1 percent from the net asset  value per Unit of $2,900.13 at December 31, 1999. For a more detailed description of the Partnership's business, see subparagraph (c).



   (b)  Financial  Information  about  Segments.   For  financial

information  reporting  purposes, the Partnership  is  deemed  to engage  in  one  industry  segment, the  speculative  trading  of futures  and  forwards.  The relevant  financial  information  is presented in Items 6 and 8.



(c) Narrative Description of Business.  The Partnership is in the

business of speculative trading of futures and forwards, pursuant to trading instructions provided by the Trading Advisor.



(d)  Financial Information about Geographic Areas.

The  Partnership  has  not engaged in any operations  in  foreign

countries;  however,  the  Partnership  (through  the   commodity

brokers) enters into forward contract transactions where  foreign banks  are  the  contracting  party and  trades  in  futures  and forwards on foreign exchanges.


Item 2.  PROPERTIES
The  executive and administrative offices are located within  the offices of DWR.  The DWR offices utilized by the Partnership  are located  at  Two  World Trade Center, 62nd Floor,  New  York,  NY

10048.

Item 3.  LEGAL PROCEEDINGS

Similar  class actions were filed in 1996 in California  and  New

York State courts.  Each of these actions were dismissed in 1999.

However, the New York State class action discussed below is still pending  because plaintiffs appealed the trial court's  dismissal of their case on March 3, 2000.



On  September 18 and 20, 1996, purported class actions were filed in  the  Supreme Court of the State of New York, New York County,

on  behalf  of all purchasers of interests in limited partnership commodity  pools  sold  by  DWR.  Named defendants  include  DWR,

Demeter,  MSDW,  certain limited partnership commodity  pools  of which Demeter is the general partner and certain trading advisors

to  those  pools.   A consolidated and amended complaint  in  the

action pending in the Supreme Court of the State of New York  was filed  on August 13, 1997, alleging that the defendants committed fraud,  breach of fiduciary duty, and negligent misrepresentation in  the  sale  and  operation of the various limited  partnership commodity  pools.  The complaints sought unspecified  amounts  of compensatory and punitive damages and other relief.  The New York

Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did  in  early December 1998.  The defendants filed a  motion  to dismiss the amended complaint with prejudice on

February 1, 1999.  By decision dated December 21, 1999,  the  New

York  Supreme Court dismissed the case with prejudice.   However,

on March 3, 2000, plaintiffs appealed the trial court's dismissal of their case.



Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                          PART II

Item  5.   MARKET  FOR  THE REGISTRANT'S  PARTNERSHIP  UNITS  AND
RELATED
         SECURITY HOLDER MATTERS


(a) Market Information

There  is no established public trading market for Units  of  the

Partnership.



(b) Holders

The  number  of  holders  of  Units  at  December  31,  2000  was approximately 515.



(c) Distributions

No  distributions  have  been made by the  Partnership  since  it

commenced  operations  on  July  15,  1983.   Demeter  has   sole

discretion to decide what distributions, if any, shall be made to investors  in the Partnership. Demeter currently does not  intend to make any distribution of Partnership profits.



Item 6.  SELECTED FINANCIAL DATA (in dollars)





                                        For the Years Ended December 31,

                              2000          1999          1998         1997
1996  .
Total Revenues
(including interest)       1,479,080      71,795       2,028,466 2,827,7452
,295,489

Net Income (Loss)            706,618 (795,984)1,102,9081,782,050 1,340,938

Net Income (Loss)
Per Unit (Limited
& General Partners)          263.46          (270.86)     340.08    521.85370.17

Total Assets              8,605,694    8,496,40910,248,6829,737,8218,628,063

Total Limited Partners'
Capital                   8,187,878         8,065,143  9,827,470 9,177,9288
,110,079

Net Asset Value Per
Unit                       3,163.59      2,900.13     3,170.99     2,830.91   2
,309.06












Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with DWR as  non-

clearing  broker  and  MS & Co. and MSIL as clearing  brokers  in separate  futures and forwards trading accounts  established  for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing  bank accounts  or  in  securities  and instruments  permitted  by  the

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



Capital  Resources.  The Partnership does not have, or expect  to have,  any  capital assets.  Redemptions of Units in  the  future will  affect  the  amount of funds available for  investments  in futures  and forwards in subsequent periods.  It is not  possible to  estimate  the  amount  and therefore  the  impact  of  future redemptions of Units.

Results of Operations.

General.  The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures  and forwards markets.  The following presents a  summary of  the  Partnership's  operations  for  the  three  years  ended

December  31,  2000  and  a  general discussion  of  its  trading activities during each period.  It is important to note, however,

that  the  Trading Advisor trades in various markets at different times  and  that prior activity in a particular market  does  not mean  that  such  market will be actively traded by  the  Trading

Advisor  or will be profitable in the future.  Consequently,  the results of operations of the Partnership are difficult to discuss other  than  in  the  context  of its Trading  Advisor's  trading activities  on behalf of the Partnership as a whole and  how  the

Partnership has performed in the past.


At  December  31,  2000,  the  Partnership's  total  capital  was

$8,504,237, an increase of $149,081 from the Partnership's  total capital  of $8,355,156 at December 31, 1999.  For the year  ended

December  31,  2000,  the  Partnership generated  net  income  of

$706,618 and total redemptions aggregated $557,537.

For  the  year ended December 31, 2000, the Partnership  recorded total  trading revenues, including interest income, of $1,479,080 and  posted an increase in net asset value. Overall, three  major themes developed during the year; the rise in energy, the decline

and   revival  of  the  euro,  and  the  bond  rally  caused   by

expectations  of  the central banks easing  in  the  face  of  an

economic  slowdown.   All  were  interrelated  and  display   how

different  trends will feed on each other to create continual  or

rotating  opportunities  across  sectors.   Currencies  were  the

primary  driver of performance, with gains of approximately  5.2%

in  year  to  date performance, for the Partnership.   Currencies

benefited   from  the  strong  trend  in  the   euro,   but   the

deterioration  of  the yen during the last two  months  from  the economic  problems  in  Japan was a key  boost  to  this  sector.

Additionally,  the Partnership captured the current strengthening of  the  euro because of the relatively higher growth versus  the

U.S.  Global stock indices benefited, with gains of approximately

4.7%  in  year to date performance, primarily from short  futures positions  in the NASDAQ Index.  Energy futures were  profitable,

with profits of approximately 3.1% recorded for the year, as  the price  rise  in crude oil was due to a shortage of production  to

meet  the  unexpected high demand around the world.   The  demand

side  of the equation has been the main driver of price.  Metals,

interest rates and agricultural commodity futures ended the year unprofitable. Total expenses for the year

were  $772,462,  resulting in net income of  $706,618.   The  net

asset  value  of a Unit increased from $2,900.13 at December  31,

1999 to $3,163.59 at December 31, 2000.



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

1.67% and 1.13%, respectively, for the

Partnership.  A portion of the Partnership's overall losses  were offset  by  gains of approximately 5.73% recorded in  the  energy markets  from  long  crude oil futures positions  as  oil  prices

climbed  higher  throughout a majority of the  year.   Additional

gains  of  approximately  1.91% were  recorded  in  the  currency markets  due primarily to the upward momentum in the U.S.  dollar relative  to  the euro and Swiss franc, as well as the  continued

strengthening  of the Japanese yen versus other major  currencies

during  November.   Total expenses for the  year  were  $867,779,

resulting  in a net loss of $795,984.  The net asset value  of  a

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

Partnership recorded its fourth straight year of double-digit returns  due primarily to gains of approximately 8.12% and  7.44%

recorded  in  the  currency and interest  rate  futures  markets,

respectively.   In  currencies, profits of  approximately  11.23%

were  recorded primarily from short South African rand  positions as  the value of the rand fell significantly relative to the U.S.

dollar during the second quarter on concerns regarding the  South

African  economy.   Additional currency  gains  of  approximately

7.59% were recorded primarily from long Japanese yen positions as the  value of the yen strengthened during the fourth quarter amid

optimism  regarding  the  Japanese financial  crisis.   Gains  of

approximately  5.68%  were also recorded  in  the  interest  rate futures markets primarily from long futures positions in Japanese bonds  during the first half of 1998, as Japanese interest  rates declined sharply due to economic worries in Japan, and from short positions  in  this same market during December, as  bond  yields

spiked  higher.   Total  expenses for  the  year  were  $925,558,

resulting in net income of $1,102,908.  The net asset value of  a

Unit  increased from $2,830.91 at December 31, 1997 to  $3,170.99 at December 31, 1998.



The  Partnership's  overall performance record represents  varied results  of  trading in different futures and  forwards  markets.

For  a further description of 2000 trading results, refer to  the letter  to the Limited Partners in the accompanying Annual Report to  Limited Partners for the year ended December 31, 2000,  which is
incorporated  by  reference to Exhibit 13.01 of this  Form  10-K.

The  Partnership's  gains  and losses  are  allocated  among  its partners for income tax purposes.



Credit Risk.

Financial  Instruments.  The Partnership is a party to  financial instruments with elements of off-balance sheet market and  credit

risk.   The  Partnership may trade futures and forwards  to  gain

long  biased  exposure to global stock markets  and  global  bond markets,  as  well as long and short exposure to a  component  of managed  futures  contracts in agricultural  commodities,  energy products, foreign currencies, precious and base metals, and  soft

commodities.   In entering into these contracts, the  Partnership

is  subject  to  the  market  risk that  such  contracts  may  be significantly influenced by market conditions, such  as  interest rate volatility, resulting in such contracts being less valuable.

If  the  markets moved against all of the positions held  by  the

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

Partnership's trading policies.



In addition to market risk, in entering into futures and forwards contracts  there  is  a credit risk to the Partnership  that  the counterparty  on  a  contract  will  not  be  able  to  meet  its obligations  to  the Partnership.  The ultimate  counterparty  or guarantor of the Partnership for futures contracts traded in  the

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



Second,  the Partnership's trading policies limit the  amount  of its net assets that can be committed at any given time to futures and forwards contracts and require, in addition, a minimum amount of  diversification  in the Partnership's trading,  usually  over several  different  products.  One of the aims  of  such  trading

policies  has  been  to  reduce  the  credit  exposure   of   the

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

Third,  with respect to forward contract trading, the Partnership trades  with  only  those counterparties which Demeter,  together with  DWR,  have determined to be creditworthy.  The  Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.



See  "Financial Instruments" under Notes to Financial  Statements in  the  Partnership's Annual Report to Limited Partners for  the

year  ended December 31, 2000, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.



Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
        RISK

Introduction

The  Partnership is a commodity pool involved in the  speculative

trading   of   futures   and  forwards.    The   market-sensitive

instruments  held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially  all of  the Partnership's assets are at risk of trading loss.  Unlike an operating company, the risk of market-sensitive instruments is central,  not  incidental,  to  the Partnership's  main  business activities.

The  futures  and  forwards  traded by  the  Partnership  involve varying  degrees of related market risk.  Market  risk  is  often dependent  upon  changes in the level or volatility  of  interest rates,  exchange  rates, and prices of financial instruments  and commodities.



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

Partnership's  open  positions  is  directly  reflected  in   the

Partnership's earnings, whether realized or unrealized,  and  its

cash  flow.   Profits and losses on open positions  of  exchange-

traded  futures and forwards are settled daily through  variation margin.

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



The Partnership's Value at Risk in Different Market Sectors

The  following  table  indicates  the  VaR  associated  with  the

Partnership's open positions as a percentage of total net  assets by primary market risk category as of December 31, 2000 and 1999.

As  of  December  31,  2000  and 1999,  the  Partnership's  total capitalization  was  approximately $9  million  and  $8  million,

respectively.

     Primary Market      December 31, 2000   December 31, 1999
     Risk Category         Value at Risk        Value at Risk

     Currency                  (2.44)%              (1.51)%

     Interest Rate             (1.02)               (0.58)

     Equity                    (0.62)               (0.28)

     Commodity                 (0.75)               (0.50)

     Aggregate Value at Risk   (3.05)%              (1.64)%


Aggregate Value at Risk represents the aggregate VaR of  all  the

Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower  as  it  takes  into  account correlation  among  different positions and categories.



The  table  above  represents the VaR of the  Partnership's  open positions  at  December  31,  2000  and  1999  only  and  is  not necessarily representative of either the historic or future  risk of  an  investment in the Partnership. Because the  Partnership's only business is the speculative trading of futures and forwards,

the composition of its trading portfolio can change significantly over  any given time period, or even within a single trading day.

Any  changes  in  open positions could positively  or  negatively materially impact market risk as measured by VaR.



The  table  below  supplements  the  December  31,  2000  VaR  by presenting  the  Partnership's high, low and average  VaR,  as  a percentage  of total net assets for the four quarterly  reporting periods from January 1, 2000 through December 31, 2000.

Primary Market Risk Category       High       Low        Average

Currency                          (2.92)%    (1.82)%     (2.46)%

Interest Rate                     (1.19)     (0.99)      (1.05)

Equity                            (0.88)     (0.49)      (0.69)

Commodity                         (0.95)     (0.75)      (0.84)

Aggregate Value at Risk           (3.40)%    (2.57)%     (2.95)%



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

Partnership's open positions thus creates a "risk  of  ruin"  not usually  found in other investments.  The relative  size  of  the positions held may cause the Partnership to incur losses  greatly in excess of VaR within a short period of time, given the effects of  the  leverage employed and market volatility.  The VaR tables above,  as well as the past performance of the Partnership,  give no  indication  of  such "risk of ruin". In  addition,  VaR  risk

measures   should  be  viewed  in  light  of  the   methodology's

limitations, which include the following:

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



The VaR tables above present the results of the Partnership's VaR for  each  of the Partnership's market risk exposures and  on  an aggregate basis at December 31, 2000 and 1999, and for the end of the  four quarterly reporting periods during calendar year  2000.

Since  VaR is based on historical data, VaR should not be  viewed as  predictive of the Partnership's future financial  performance

or  its  ability  to manage or monitor risk.   There  can  be  no

assurance  that the Partnership's actual losses on  a  particular day  will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk

The  Partnership has non-trading market risk on its foreign  cash balances  not needed for margin.  These balances and  any  market risk they may represent are immaterial. At December 31, 2000, the

Partnership's cash balance at DWR was approximately  90%  of  its total  net  asset value.  A decline in short-term interest  rates will  result  in  a decline in the Partnership's cash  management income. This cash flow risk is not considered to be material.



Materiality,  as used throughout this section,  is  based  on  an assessment  of  reasonably  possible  market  movements  and  any associated  potential  losses taking into account  the  leverage,

optionality and multiplier features of the Partnership's  market-

sensitive instruments.



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



The  following  were the primary trading risk  exposures  of  the

Partnership as of December 31, 2000, by market sector.  It may be anticipated  however,  that  these  market  exposures  will  vary materially over time.



Currency.   The  primary market exposure in  the  Partnership  at

December  31, 2000 was in the currency sector.  The Partnership's currency  exposure  is  to exchange rate fluctuations,  primarily fluctuations  which disrupt the historical pricing  relationships between  different currencies and currency pairs.  Interest  rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large

number  of  currencies.   For the fourth  quarter  of  2000,  the

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



Interest  Rate.  The second largest market exposure  at  December

31,  2000 was in the global interest rate complex.  Exposure  was primarily  spread across the Japanese, U.S., and German  interest rate  sectors.  Interest rate movements directly affect the price of  the  sovereign bond futures positions held by the Partnership and  indirectly affect the value of its stock index and  currency

positions.   Interest rate movements in one country  as  well  as

relative interest rate movements between countries may materially

impact   the  Partnership's  profitability.   The  Partner-ship's

primary  interest  rate exposure is generally  to  interest  rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain,

Germany, Japan, Italy and Canada.  However, the Partnership  also takes futures positions in the government debt of smaller nations

-  e.g.  Australia.  Demeter anticipates that G-7 and  Australian interest rates will remain the primary interest rate exposure  of

the  Partnership  for  the foreseeable future.   The  changes  in

interest  rates,  which have the most effect on the  Partnership,

are  changes in long-term, as opposed to short-term, rates.  Most of  the speculative futures positions held by the Partnership are

in  medium-  to  long-term  instruments.   Consequently,  even  a

material  change in short-term rates would have little effect  on the  Partnership, were the medium- to long- term rates to  remain steady.



Equity.    The Partnership's primary equity exposure at  December

31,  2000  was  to equity price risk in the G-7  countries.   The

stock  index futures traded by the Partnership are by law limited to  futures on broadly based indices.  At December 31, 2000,  the

Partnership's  primary exposures were to the NASDAQ  (U.S.),  DAX

(Germany),  and  All Ordinaries (Australia) stock  indices.   The

Partnership  is  primarily exposed to the risk of  adverse  price

trends  or  static  markets in the G-7 indices.   Static  markets

would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.



Commodity.

Energy.   At December 31, 2000, the Partnership's energy exposure

was  shared  primarily  by futures contracts  in  the  crude  and heating  oil  markets.  Price movements in these  markets  result from political developments in the Middle East, weather patterns,

and  other economic fundamentals.  It is possible that volatility will  remain high and that significant profits and losses,  which have been experienced in the past, are expected to continue to be experienced in this market.



Soft  Commodities and Agriculturals.  At December 31,  2000,  the

Partnership  had  exposure  in the markets  that  comprise  these sectors.  Most of the exposure, however, was to the sugar,  corn,

and  cotton  markets.   Supply  and demand  inequalities,  severe

weather   disruption,  and  market  expectations   affect   price

movements in these markets.



Metals.  The Partnership's primary metals market exposure was  to

fluctuations  in  the  price of gold and  silver.   Although  the

Partnership  will, from time to time, trade base metals  such  as copper, the principal market exposures of the Partnership have consistently been to precious metals, such as gold and silver.

Market  exposure to precious metals was evident, as  gold  prices

continued  to  be  volatile during the  quarter.   Silver  prices

remained volatile over this period as well.  The Trading  Advisor has, from time to time, taken positions when market opportunities developed.



Qualitative Disclosures Regarding Non-Trading Risk Exposure

The  following  was  the only non-trading risk  exposure  of  the

Partnership at December 31, 2000:



     Foreign   Currency  Balances.   The  Partnership's   primary

     foreign  currency  balances at December  31,  2000  were  in

     euros,  Australian  dollars,  and  Canadian  dollars.    The

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



Supplementary data specified by Item 302 of Regulation S-K:


            Summary of Quarterly Results (Unaudited)

                                                        Net
Income/
                                                    (Loss) Per
Quarter                            Net          Unit of Limited
Ended                Revenue        Income/(Loss)
Partnership Interest

2000
March  31            $   111,738         $    (103,025)         $
(37.65)
June 30          (164,709)        (356,282)         (129.24)
September 30     (178,632)             (360,270)         (131.15)
December      31              1,710,683                 1,526,195
561.50

Total               $  1,479,080         $     706,618          $
263.46

1999
March  31            $   145,616         $     (66,404)         $
(20.15)
June 30           389,934               171,778            56.28
September 30     (148,651)        (378,475)         (127.52)
December 31           (315,104)        (522,883)         (179.47)

Total                 $       71,795            $       (795,984)
$(270.86)



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT-
        ING AND FINNCIAL DISCLOSURE

None.

                            PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There  are no directors or executive officers of the Partnership.

The Partnership is managed by Demeter.



Directors and Officers of the General Partner

The directors and officers of Demeter are as follows:



Robert E. Murray, age 40, is Chairman of the Board, President and

a Director of Demeter.  Mr. Murray is also Chairman of the Board,

President  and  a  Director  of Dean Witter  Futures  &  Currency

Management Inc. ("DWFCM").  Mr. Murray is currently a Senior Vice

President of DWR's Managed Futures Department.  Mr. Murray  began his  career at DWR in 1984 and is currently the Director  of  the

Managed  Futures  Department. In this  capacity,  Mr.  Murray  is responsible  for  overseeing all aspects of  the  firm's  Managed

Futures  Department.   Mr.  Murray  previously  served  as   Vice

Chairman  and  a  Director of the Managed Funds  Association,  an

industry  association  for investment professionals  in  futures,

hedge   funds  and  other  alternative  investments.  Mr.  Murray

graduated from Geneseo State University in May 1983 with  a  B.A.

degree in Finance.

Mitchell  M. Merin, age 47, is a Director of Demeter.  Mr.  Merin

is  also a Director of DWFCM.  Mr. Merin was appointed the  Chief

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



Joseph  G.  Siniscalchi, age 55, is a Director of  Demeter.   Mr.

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

Kuhn Loeb, Inc.



Edward  C.  Oelsner, III, age 59, is a Director of Demeter.   Mr.

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

Boston  Corporation  as a member of the Research  and  Investment

Banking Departments from 1967 to 1981.  Mr. Oelsner received  his

M.B.A. in Finance from the Columbia University Graduate School of

Business   in  1966  and  an  A.B.  in  Politics  from  Princeton

University in 1964.



Richard  A. Beech, age 49, is a Director of Demeter.   Mr.  Beech

has  been associated with the futures industry for over 23 years.

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

Raymond A. Harris, age 44, is a Director of Demeter.  Mr.  Harris

is  currently  Senior Vice President, Planning and Administration

for Morgan Stanley Dean Witter Asset Management and has worked at

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



Anthony  J.  DeLuca,  age  38, became a Director  of  Demeter  on

September 14, 2000.  Mr. DeLuca is also a Director of DWFCM.  Mr.

DeLuca was appointed the Controller of Asset Management for  MSDW in  June  1999.  Prior to that, Mr. DeLuca was a partner  at  the accounting  firm of Ernst & Young LLP, where he  had  MSDW  as  a

major  client.   Mr. DeLuca had worked continuously  at  Ernst  &

Young  LLP  ever  since  1984,  after  he  graduated  from   Pace

University with a B.B.A. degree in Accounting.



Raymond  E. Koch, age 45, is Chief Financial Officer of  Demeter.

Effective July 10, 2000, Mr. Koch replaced Mr. Raibley  as  Chief

Financial Officer of Demeter.  Mr. Koch began his career at  MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently First Vice President, Director of

Managed  Futures  and Realty Accounting.  From November  1979  to

June  1988,  Mr. Koch held various positions at Thomson  McKinnon

Securities, Inc. culminating as Manager, Special Projects in  the

Capital  Markets Division.  From August 1977 to November 1979  he

was  an  auditor, specializing in financial services at  Deloitte

Haskins  and  Sells.  Mr. Koch received his B.B.A. in  accounting from  Iona  College  in  1977, an M.B.A.  in  finance  from  Pace

University in 1984 and is a Certified Public Accountant.



Lewis  A.  Raibley, III, age 38, served as Vice President,  Chief

Financial Officer, and a Director of Demeter and DWFCM until  his resignation from MSDW on July 1, 2000.



All of the foregoing directors have indefinite terms.



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

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT


(a)  Security  Ownership of Certain Beneficial  Owners  -  As  of

December  31,  2000 there were no persons known to be  beneficial owners of more than 5 percent of the Units.



(b)   Security  Ownership of Management - At December  31,  2000,

Demeter   owned   100  Units  of  General  Partnership   Interest

representing a 3.7 percent interest in the Partnership.



(c)  Changes in Control - None



Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Refer  to  Note  2 - "Related Party Transactions"  of  "Notes  to

Financial  Statements",  in  the accompanying  Annual  Report  to

Limited  Partners for the year ended December 31, 2000, which  is incorporated by reference to Exhibit 13.01 of this Form 10-K.  In its  capacity as the Partnership's retail commodity  broker,  DWR received commodity brokerage commissions (paid and accrued by the

Partnership) of $368,419 for the year ended December 31, 2000.

                          PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON
          FORM 8-K

(a)  1. Listing of Financial Statements

The  following  financial statements and  report  of  independent auditors,  all  appearing in the accompanying  Annual  Report  to

Limited  Partners  for  the year ended  December  31,  2000,  are incorporated by reference to Exhibit 13.01 of this Form 10-K:

- Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2000, 1999 and 1998.

-    Statements  of Financial Condition as of December  31,  2000
     and 1999.

-    Statements of Operations, Changes in Partners' Capital,  and
     Cash Flows for the years ended December 31, 2000, 1999 and 1998.

-    Notes to Financial Statements.

With  the  exception  of the aforementioned information  and  the information incorporated in Items 7, 8, and 13, the Annual Report to  Limited Partners for the year ended December 31, 2000 is  not deemed to be filed with this report.



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

                                               COLUMBIA   FUTURES
                         FUND

(Registrant)

                                                 BY:      Demeter
                         Management Corporation,
                                                          General
                              Partner

March 30, 2001           BY: /s/ Robert E. Murray              .
                                 Robert E. Murray, Director,
                                 Chairman of the Board and
                                 President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY:  /s/   Robert E. Murray                             March 30,
2001
          Robert E. Murray, Director,
          Chairman of the Board and
          President

     /s/    Mitchell M. Merin                           March 30,
2001
           Mitchell M. Merin, Director

     /s/   Joseph G. Siniscalchi                        March 30,
2001
          Joseph G. Siniscalchi, Director

     /s/   Edward C. Oelsner III                        March 30,
2001
          Edward C. Oelsner III, Director

     /s/    Richard A. Beech                            March 30,
2001
           Richard A. Beech, Director

     /s/    Raymond A. Harris                           March 30,
2001
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                                March
30, 2001
           Anthony J. DeLuca, Director

    /s/   Raymond E. Koch                                   March
30, 2001
          Raymond E. Koch, Chief
          Financial Officer and Principal
          Accounting Officer

                         EXHIBIT INDEX

     Item

3.01 Amendment to Limited Partnership Agreement of Columbia Futures Fund, dated as of February 14, 1985 incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, File No. 0-12431.

10.01      Advisory  Agreement  among  the  Partnership,  Demeter
     and  JWH                    dated  as  of January  20,  1987
     incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-12431.

10.03Amended  and  Restated  Customer  Agreement,  dated  as   of
     December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File no. 0-12431.

10.04 Customer Agreement, dated as of December 1, 1997, among the Partnership, Carr Futures, Inc., and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.04 of the Partnership's quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-12431.

10.05       International  Foreign  Exchange  Master   Agreement,
     dated as of August 1, 1997, between the Partnership and Carr Futures, Inc. is incorporated by reference to Exhibit 10.05 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, File No. 0-12431.
10.06 Customer Agreement, dated as of May 1, 2000, between Morgan Stanley & Co. Incorporated, the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.06 of the Partnership's Quarterly Report on
Form 10-Q for the quarter ended June 30, 2000, (File No. 0-
12431).
10.07 Foreign Exchange and Options Master Agreement, dated as of April 30, 2000, between the Partnership and Morgan Stanley & Co. Inc. is incorporated by reference to
Exhibit 10.07 of the Partnership's Quarterly Report on Form
10-Q for the quarter ended June 30, 2000, (File No. 0-
12431).
10.08     Amendment No. 3 to Advisory Agreement between
Columbia Futures Fund and John W. Henry & Company, Inc., dated November 30, 2000, is incorporated by reference to the Partnership's Form 8-K, filed with the Securities and Exchange Commission on January 3, 2001.
     13.01                                               December
     31, 2000 Annual Report to Limited Partners is filed
                                                      herewith.

Columbia
Futures
Fund

December 31, 2000
Annual Report

MORGAN STANLEY DEAN WITTER

Columbia Futures Fund
Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the incep-tion-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

    Year                       Return
    ----                       ------
    1983 (5 1/2 months)        -18.3%
    1984                       -23.0%
    1985                         6.0%
    1986                       -23.0%
    1987                        48.9%
    1988                         0.1%
    1989                         3.8%
    1990                        58.1%
    1991                        11.7%
    1992                         2.0%
    1993                        14.4%
    1994                        -5.7%
    1995                        28.2%
    1996                        19.1%
    1997                        22.6%
    1998                        12.0%
    1999                        -8.5%
    2000                         9.1%

    Inception-to-Date Return:  222.8%
    Annualized Return:           6.9%

Demeter Management Corporation
Two World Trade Center 62nd Floor
New York, NY 10048 Telephone (212) 392-8899

Columbia Futures Fund
Annual Report
2000

Dear Limited Partner:

This marks the eighteenth annual report for the Columbia Futures Fund (the "Fund"). This is the sixteenth report filed by Demeter Management Corporation, the Fund's General Partner since February 1985. The Fund began the year trad-ing at a Net Asset Value per Unit of $2,900.13 and increased by 9.1% to $3,163.59 on December 31, 2000. Since Demeter took over as General Partner, the Fund has increased by 397.6% (a compound annualized return of 10.7%). A review of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

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

    Sincerely,


    /s/ Robert E. Murray

    Robert E. Murray
    Chairman
    Demeter Management Corporation
    General Partner

Columbia Futures Fund
Annual Report of the Trading Manager

Overall, three major themes developed during the year; the rise in energy, the decline and revival of the euro, and the bond rally caused by expectations of the central banks easing in the face of an economic slowdown. All were inter-related and display how different trends will feed on each other to create continual or rotating opportunities across sectors. Currencies were the prima-ry driver of performance for the Fund. Currencies benefited from the strong trend in the euro, but the deterioration of the yen during the last two months from the economic problems in Japan was a key boost to this sector. Addition-ally, the Fund captured the current strengthening of the euro because of the relatively higher growth versus the U.S. global stock indices, benefited from short futures positions in the NASDAQ Index as it ended the year down 39.3%. Energy futures were profitable as the price rise in crude oil was not a tradi-tional supply shock as much as a shortage of production to meet the unexpected high demand around the world. The high demand, especially in the U.S., precip-itated a price spike which now has started to affect overall economic produc-tion and consumer behavior around the world. OPEC potentially can increase production to meet most demand, but currently it is expected to drop produc-tion in order to stabilize price. The demand side of the equation has been the main driver of price. Metals, interest rates and agricultural commodity futures trading ended the year unprofitable.

John W. Henry & Co., Inc.

Note: Investors are cautioned that past results are not necessarily indicative of future results.

Columbia Futures Fund
Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Columbia Futures Fund (the "Partnership") as of December 31, 2000 and 1999 and the re-lated statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2000. These fi-nancial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally ac-cepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the finan-cial statements are free of material misstatement. An audit includes examin-ing, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting princi-ples used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits pro-vide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Futures Fund at December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

New York, New York
February 16, 2001

Columbia Futures Fund
Statements of Financial Condition

                                                             December 31,
                                                          -------------------
                                                            2000      1999
                                                          --------- ---------
                                                              $         $
                                   ASSETS
Equity in futures interests trading accounts:
 Cash                                                     7,719,952 8,131,783
 Net unrealized gain on open contracts (MS&Co.)             852,352       --
 Net unrealized gain on open  contracts (MSIL)                  750       --
 Net unrealized gain on open  contracts (Carr)                  --    334,288
                                                          --------- ---------
 Total net unrealized gain on open
   contracts                                                853,102   334,288
                                                          --------- ---------
 Total Trading Equity                                     8,573,054 8,466,071
Interest receivable (DWR)                                    32,640    30,338
                                                          --------- ---------
 Total Assets                                             8,605,694 8,496,409
                                                          ========= =========
                     LIABILITIES AND PARTNERS' CAPITAL
LIABILITIES
Administrative expenses payable                              65,078    61,609
Redemptions payable                                          22,145    51,621
Accrued management fees                                      14,234    28,023
                                                          --------- ---------
 Total Liabilities                                          101,457   141,253
                                                          --------- ---------
PARTNERS' CAPITAL
Limited Partners (2,588.159 and 2,780.964 Units, respec-
  tively)                                                 8,187,878 8,065,143
General Partner (100 Units)                                 316,359   290,013
                                                          --------- ---------
 Total Partners' Capital                                  8,504,237 8,355,156
                                                          --------- ---------
 Total Liabilities and
   Partners' Capital                                      8,605,694 8,496,409
                                                          ========= =========
NET ASSET VALUE PER UNIT                                   3,163.59  2,900.13
                                                          ========= =========


   The accompanying notes are an integral part of these financial statements.

Columbia Futures Fund
Statements of Operations

                                 For the Years Ended
                                     December 31,
                             -----------------------------
                               2000      1999      1998
                             --------- --------  ---------
                                 $        $          $
REVENUES
Trading profit (loss):
 Realized                      582,252 (117,881) 1,758,602
 Net change in unrealized      518,814 (164,816)  (112,647)
                             --------- --------  ---------
 Total Trading Results       1,101,066 (282,697) 1,645,955
Interest income (DWR)          378,014  354,492    382,511
                             --------- --------  ---------
 Total Revenues              1,479,080   71,795  2,028,466
                             --------- --------  ---------
EXPENSES
Brokerage commissions (DWR)    368,419  385,530    311,716
Management fees                303,037  370,827    388,997
Administrative expenses         81,000   86,000     69,000
Transaction fees and costs      20,006   25,235     21,881
Incentive fees                     --       187    133,964
                             --------- --------  ---------
 Total Expenses                772,462  867,779    925,558
                             --------- --------  ---------
NET INCOME (LOSS)              706,618 (795,984) 1,102,908
                             ========= ========  =========
Net Income (Loss)
  Allocation:
Limited Partners               680,272 (768,898) 1,068,900
General Partner                 26,346  (27,086)    34,008
Net Income (Loss) per Unit:
Limited Partners                263.46  (270.86)    340.08
General Partner                 263.46  (270.86)    340.08

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2000, 1999 and 1998

                                  Units of
                                 Partnership  Limited   General
                                  Interest   Partners   Partner    Total
                                 ----------- ---------  -------  ----------
                                                 $         $         $
Partners' Capital,
December 31, 1997                 3,342.046  9,177,928  283,091   9,461,019
Net income                              --   1,068,900   34,008   1,102,908
Redemptions                        (142.867)  (419,358)     --     (419,358)
                                  ---------  ---------  -------  ----------
Partners' Capital,
December 31, 1998                 3,199.179  9,827,470  317,099  10,144,569
Net loss                                --    (768,898) (27,086)   (795,984)
Redemptions                        (318.215)  (993,429)     --     (993,429)
                                  ---------  ---------  -------  ----------
Partners' Capital,
December 31, 1999                 2,880.964  8,065,143  290,013   8,355,156
Net income                              --     680,272   26,346     706,618
Redemptions                        (192.805)  (557,537)     --     (557,537)
                                  ---------  ---------  -------  ----------
Partners' Capital,
December 31, 2000                 2,688.159  8,187,878  316,359   8,504,237
                                  =========  =========  =======  ==========

   The accompanying notes are an integral part of these financial statements.

Columbia Futures Fund
Statements of Cash Flows

                                                For the Years Ended
                                                    December 31,
                                           --------------------------------
                                             2000        1999       1998
                                           ---------  ----------  ---------
                                               $          $           $
CASH FLOWS FROM
  OPERATING ACTIVITIES
Net income (loss)                            706,618    (795,984) 1,102,908
Noncash item included in net
  income (loss):
 Net change in unrealized                   (518,814)    164,816    112,647
(Increase) decrease in operating
  assets:
 Interest receivable (DWR)                    (2,302)       (436)     3,868
Increase (decrease) in operating
  liabilities:
 Administrative expenses payable               3,469       7,219     (2,372)
 Accrued management fees                     (13,789)     (5,845)     1,705
 Incentive fees payable                          --          --    (173,722)
                                           ---------  ----------  ---------
Net cash provided by (used for) operating
  activities                                 175,182    (630,230) 1,045,034
                                           ---------  ----------  ---------
CASH FLOWS FROM
  FINANCING ACTIVITIES
Increase (decrease) in
  redemptions payable                        (29,476)     35,766      1,700
Redemptions of Units                        (557,537)   (993,429)  (419,358)
                                           ---------  ----------  ---------
Net cash used for financing
  activities                                (587,013)   (957,663)  (417,658)
                                           ---------  ----------  ---------
Net increase (decrease) in cash             (411,831) (1,587,893)   627,376
Balance at beginning of period             8,131,783   9,719,676  9,092,300
                                           ---------  ----------  ---------
Balance at end of period                   7,719,952   8,131,783  9,719,676
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

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Dean Witter Reynolds Inc. ("DWR"). Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL") provide clearing and execution services. Prior to May 2000, Carr Futures Inc. ("Carr") provided clearing and execution services to the Partnership. Demeter, DWR, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Wit-ter & Co. ("MSDW").

Effective February 19, 1998, Morgan Stanley, Dean Witter, Discover & Co. changed its corporate name to Morgan Stanley Dean Witter & Co.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with ac-counting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management be-lieves that the estimates utilized in the preparation of the financial state-ments are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of op-erations. Monthly, DWR pays the Partnership interest income based upon 80% of its average equity at a rate equal to the average yield on 13-week U.S. Treas-ury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Columbia Futures Fund
Notes to Financial Statements--(Continued)


Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of finan-cial condition, consists of (A) cash on deposit with DWR, MS&Co. and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various con-tracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to bro-kerage agreements with MS&Co. and MSIL, to the extent that such trading re-sults in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward con-tracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage com-missions are accrued at 80% of DWR's published non-member rates on a half-turn basis. Transaction fees and costs are accrued on a half-turn basis. Total bro-kerage commissions, and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

Operating Expenses--The Partnership bears all operating expenses related to its trading activities. These include filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating ex-penses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurs a monthly management fee and may incur an incentive fee. Demeter bears all other operating expenses.

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

2. Related Party Transactions

The Partnership pays brokerage commissions to DWR as described in Note 1. The Partnership's cash is on deposit with DWR, MS&Co., and MSIL in futures inter-ests trading accounts to meet margin requirements as needed. DWR pays interest on these funds as described in Note 1. For general administrative services performed for the Partnership, Demeter receives a monthly administration fee which equals $1.50 per limited partner outstanding. For the years ended Decem-ber 31, 2000, 1999 and 1998, Demeter received $9,211, $10,196 and $11,241, re-
spectively, for such administrative services.

3. Trading Advisor

Demeter, on behalf of the Partnership, retains a commodity trading advisor to make all trading decisions for the Partnership. Since January 22, 1988, John
W. Henry & Company, Inc. ("JWH") has served as the sole trading advisor.

Compensation to the trading advisor consists of a management fee and an incen-tive fee as follows:

Management Fee--Since December 1, 2000, the management fee is accrued daily at the rate of 1/6 of 1% per month (a 2% annual rate) of the Partnership's man-aged Net Assets at each month-end. Prior to December 1, 2000, the management fee was accrued daily at the rate of 1/3 of 1% per month (a 4% annual rate) of the Partnership's managed Net Assets at each month-end.

Incentive Fee--Effective December 1, 2000, at the end of each quarter or upon redemption of a Partnership Unit, an incentive fee is paid on each Unit equal to 20% of the excess ("New Appreciation") of the Unit value, excluding inter-est earned during the period, over the Unit value at the time immediately fol-lowing the last incentive payment. Prior to December 1, 2000, incentive fee was assessed each Unit equal to 15% of the excess. Such incentive fee is ac-crued in each month in which New Appreciation occurs. In those months in which New Appreciation is negative, previous accruals (on Units currently outstand-ing), if any, during each fiscal quarter will be reduced.

Columbia Futures Fund
Notes to Financial Statements--(Continued)

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

In June 1998, the Financial Accounting Standards Board ("FASB") issued State-ment of Financial Accounting Standard ("SFAS") No. 133, "Accounting for Deriv-ative Instruments and Hedging Activities" effective for fiscal years beginning after June 15, 2000, as amended by SFAS No. 137. The Partnership adopted the provisions of SFAS No. 133 beginning with the fiscal year ended December 31, 1998. SFAS No. 133 superceded SFAS Nos. 119 and 105, which required the dis-closure of average aggregate fair values and contractual/notional values, re-spectively, of derivative financial instruments for an entity that carries its assets at fair value. SFAS No. 133 was further amended by SFAS No. 138, which clarifies issues surrounding interest rate risk, foreign currency denomina-tions, normal purchases and sales and net hedging. The application of SFAS No. 133, as amended by SFAS No. 137 and SFAS No. 138, did not have a significant effect on the Partnership's financial statements.

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

The net unrealized gain on open contracts is reported as a component of "Equi-ty in futures interests trading accounts" on the statements of financial con-dition and totaled $853,102 and $334,288 at December 31, 2000 and 1999, re-spectively.

Columbia Futures Fund
Notes to Financial Statements--(Continued)


Of the $853,102 net unrealized gain on open contracts at December 31, 2000, $635,392 related to exchange-traded futures contracts and $217,710 related to off-exchange-traded forward currency contracts.

Of the $334,288 net unrealized gain on open contracts at December 31, 1999, $308,189 related to exchange-traded futures contracts and $26,099 related to off-exchange-traded forward currency contracts.

Exchange-traded futures contracts held by the Partnership at December 31, 2000 and 1999 mature through December 2001 and December 2000, respectively. Off-ex-change-traded forward currency contracts held by the Partnership at December 31, 2000 and 1999 mature through March 2001 and March 2000, respectively.

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because DWR, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. DWR, MS&Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $8,355,344 and $8,439,972 at December 31, 2000 and 1999,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

Columbia Futures Fund
Notes to Financial Statements--(Concluded)

5. Legal Matters

Similar class actions were filed in 1996 in California and New York state courts. Each of the actions were dismissed in 1999. However, the New York state class action discussed below is still pending because plaintiffs ap-pealed the final court's dismissal of their case on March 3, 2000.

On September 18 and 20, 1996, purported class actions were filed in the Supreme Court of the State of New York, New York County, on behalf of all purchasers of interests in limited partnership commodity pools sold by DWR. Named defendants include DWR, Demeter, Dean Witter Futures & Currency Management Inc., MSDW, certain limited partnership commodity pools of which Demeter is the general partner and certain trading advisors to those pools. A consolidated and amended complaint in the action pending in the Supreme Court of the State of New York was filed on August 13, 1997, alleging that the defendants committed fraud, breach of fiduciary duty, and negligent misrepresentation in the sale and operation of the various limited partnership commodity pools. The complaints sought unspecified amounts of compensatory and punitive damages and other relief. The New York Supreme Court dismissed the New York action in November 1998, but granted plaintiffs leave to file an amended complaint, which they did in early December 1998. The defendants filed a motion to dismiss the amended complaint with prejudice on February 1, 1999. By decision dated December 21, 1999, the New York Supreme Court dismissed the case with prejudice. However, on March 3, 2000, plaintiffs appealed the trial court's dismissal of their case.

MORGAN STANLEY DEAN WITTER & CO.
Two World Trade Center
62nd Floor
New York, NY 10048


                                   Presorted
                               First Class Mail
                               U.S. Postage Paid
                                 Brooklyn, NY
                                Permit No. 529