Form 10-Q
period 2001-03-31
COLUMBIA FUTURES FUND
filed 2001-05-15
CIK 701286

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2001 or

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

	COLUMBIA FUTURES FUND

	INDEX TO QUARTERLY REPORT ON FORM 10-Q

	March 31, 2001




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition at March 31, 2001
 		(Unaudited) and December 31, 2000..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
	  Quarters Ended 	March 31, 2001 and 2000 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2001 and 2000 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-17

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................18-30

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 31

Item 6.	Exhibits and Reports on Form 8-K....................31-32







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	COLUMBIA FUTURES FUND
	STATEMENTS OF FINANCIAL CONDITION
	  March 31,	     December 31,
                        2001      	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	8,331,965	7,719,952

	Net unrealized gain on open contracts (MS & Co.)                   	942,402                       	 852,352
	Net unrealized gain on open contracts (MSIL)	      11,597             	750

	Total net unrealized gain on open contracts	   953,999	    853,102

	     Total Trading Equity	9,285,964	8,573,054

	Interest receivable (Morgan Stanley DW)	      26,883	      32,640

	     Total Assets	  9,312,847  	    8,605,694

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Administrative expenses payable	79,933 	65,078
	Redemptions payable	      72,226	     22,145
	Accrued management fees	     15,388   	      14,234

	     Total Liabilities	   167,547	    101,457

Partners' Capital

	Limited Partners (2,558.166 and 2,588.159
	             Units, respectively)	8,801,255	 8,187,878
	General Partner (100 Units)	    344,045 	     316,359

	Total Partners' Capital	   9,145,300	 8,504,237

	Total Liabilities and Partners' Capital	   9,312,847	   8,605,694


NET ASSET VALUE PER UNIT	     3,440.45 	      3,163.59


	The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	705,369	(35,236)
		Net change in unrealized	    100,897	     54,206

			Total Trading Results 	806,266	18,970

	Interest Income (Morgan Stanley DW)	      82,559  	      92,768

			Total  	    888,825	    111,738


EXPENSES

		Brokerage commissions (Morgan Stanley DW)	84,663	106,371
		Management fees                                                                     42,551	                       83,406
		Administrative expenses                                                           17,000	18,000
		Transaction fees and costs	       4,298	         6,986

			Total 	   148,512	      214,763


NET INCOME (LOSS)	    740,313	    (103,025)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	712,627	(99,260)
		General Partner	27,686	(3,765)


NET INCOME (LOSS) PER UNIT

		Limited Partners	276.86	(37.65)
		General Partner	276.86	(37.65)



	The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total


Partners' Capital,
   December 31, 1999	 2,880.964  	$8,065,143   	$290,013  	$8,355,156

Net Loss                                                                       -      	(99,260)  	(3,765)	(103,025)

Redemptions	    (71.511)	               (210,141)                 -       	   (210,141)


Partners' Capital,
   March 31, 2000	  2,809.453	 $7,755,742  	 $286,248	 $8,041,990





Partners' Capital,
	December 31, 2000	2,688.159	$8,187,878	$316,359	$8,504,237

Net Income                                                                  - 		712,627	27,686	740,313

Redemptions	    (29.993)	               (99,250)                   -       	      (99,250)

Partners' Capital,
	March 31, 2001	  2,658.166	 $8,801,255  	 $344,045	 $9,145,300













The accompanying notes are an integral part of these financial statements.


	COLUMBIA FUTURES FUND
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2001     	      2000
	    $	      $

CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss) 	740,313	(103,025)
Noncash item included in net income (loss):
		Net change in unrealized	(100,897)	(54,206)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	5,757	(2,202)
Due from Morgan Stanley DW                                                        -		(4,647)

Increase (decrease) in operating liabilities:
		Administrative expenses payable	14,855	13,867
 		Accrued management fees	      1,154	    (1,125)

Net cash provided by (used for) operating activities	   661,182	   (151,338)


CASH FLOWS FROM FINANCING ACTIVITIES

	Increase (decrease) in redemptions payable	50,081	   (24,445)
 	Redemptions of Units	   (99,250)	   (210,141)

Net cash used for financing activities	   (49,169)	  (234,586)

Net increase (decrease) in cash	612,013	(385,924)

Balance at beginning of period	   7,719,952	  8,131,783

Balance at end of period	  8,331,965	  7,745,859








	The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)


The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Columbia Futures Fund (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2000 Annual Report on Form 10-K.

1.  Organization
Columbia Futures Fund is a New York limited partnership organized to engage primarily in the speculative trading of futures and forward contracts on foreign currencies, financial instruments and other commodity interests.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Prior to May 2000, Carr Futures Inc. provided clearing and execution services. Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


subsidiaries of Morgan Stanley Dean Witter & Co. The sole trading advisor to the Partnership is John W. Henry & Company, Inc. (the
"Trading Advisor").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures and forward contracts on foreign currencies, financial instruments and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

1)	One or more underlying notional amounts or payment
provisions;
2)	Requires no initial net investment or a smaller initial net
investment than would be required relative to changes in
market factors;
3)	Terms require or permit net settlement.

Generally derivatives include futures, forward, swaps or option contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gain on open contracts is reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and totaled $953,999 and $853,102 at March 31, 2001 and December 31, 2000, respectively.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Of the $953,999 net unrealized gain on open contracts at March 31, 2001, $584,096 related to exchange-traded futures contracts and $369,903 related to off-exchange-traded forward currency contracts.

Of the $853,102 net unrealized gain on open contracts at December
31, 2000, $635,392 related to exchange-traded futures contracts and $217,710 related to off-exchange-traded forward currency contracts.


Exchange-traded futures contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through March 2002 and December 2001, respectively. Off-exchange-traded forward currency contracts held by the Partnership at March 31, 2001 and December 31, 2000 mature through June 2001 and March 2001, respectively.

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $8,916,061 and $8,355,344 at March 31, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forwards and options accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures, forwards and options, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures or options contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures, forwards and options in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the quarters ended March 31, 2001 and 2000 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income of $888,825 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.8% were recorded throughout the majority of the quarter in the currency markets from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the

Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains were recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. In the global interest rate futures markets, profits of approximately 3.2% were recorded throughout the majority of the quarter from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the global stock index futures markets, gains of approximately 1.7% were recorded during February and March from short positions in U.S. stock index futures as global stock prices continued to trend lower on worries that the U.S. economic slowdown will ignite a global downturn. These gains were partially offset by losses of approximately 4.9% recorded primarily during January and early February in the energy markets from short futures positions in crude oil and its related products as prices increased amid cold weather forecasts, OPEC production cuts and a tightening in U.S. crude oil supplies. Newly established long futures positions in crude oil resulted in additional losses during late February and early March as prices moved lower pressured by a higher-than-anticipated increase in U.S. crude supplies and a forecast projecting a decline in demand. Total expenses for the three months ended March 31, 2001 were 148,512, resulting in net income of $740,313. The net asset value of a

Unit increased from $3,163.59 at December 31, 2000 to $3,440.45 at March 31, 2001.


For the Quarter Ended March 31, 2000
For the quarter ended March 31, 2000, the Partnership recorded total trading revenues, including interest income of $111,738 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 2.2% were recorded in the global interest rate futures markets from long positions in Japanese government bond futures as prices slid lower earlier in February in reaction to the Japanese yen's
weakness and a higher Nikkei 225 Index.   Newly established short
positions incurred losses during March as yields on the Japanese government bond moved upwards as investors braced for an interest rate hike for the first time in a decade. Additional losses of approximately 1.4% were experienced in the metals markets from short gold futures positions as prices spiked sharply higher during February following an announcement by Placer Dome, a large producer, that it was suspending gold hedging activities. Newly established long gold futures positions resulted in additional losses as gold prices fell later in the month from the weakness of the Australian dollar and the sale of seven tons of gold by the Dutch central bank. In the agricultural markets, losses of approximately 0.5% were incurred from long corn and wheat futures positions as prices in these markets declined during February as a result of insufficient demand and heavy rain in the U.S. production area. Smaller losses of approximately 0.2% were recorded in the soft commodities markets from the trendless price
movement in the cocoa futures markets during March.   A portion
of overall Fund losses was offset by gains recorded in the energy markets of approximately 2.2% from long crude oil futures positions as oil prices powered to nine-year highs during the first half of the quarter on concerns about future output levels amid dwindling stockpiles and increasing demand. Additional gains of approximately 0.9% were produced in the currency markets from short euro positions as the value of the European common currency weakened during the first half of the quarter versus the U.S. dollar and Japanese yen, undermined by expectations that interest rates would be held steady by the European Central Bank. Smaller gains of approximately 0.8% were experienced in the global stock index futures markets throughout the quarter from long Nikkei 225 Index futures positions. The Nikkei ended the quarter at a 40-month high due to the surge in Japanese technology issues, linked to industrial production in that nation, and the belief that institutions would add these issues
to their portfolios prior to fiscal year-end.   Total expenses
for the three months ended March 31, 2000 were $214,763, resulting in a net loss of $103,025. The net asset value of a Unit decreased from $2,900.13 at December 31, 1999 to $2,862.48 at March 31, 2000.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool involved in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

The futures, forwards and options traded by the Partnership involve varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors result in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.

The Partnership's total market risk is influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors may act to increase or decrease the market risk associated with the Partnership.

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e. "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures, forwards and options are settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partner-ship's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2001 and 2000. At March 31, 2001 and 2000, the Partnership's total capitalization was approximately $9 million and $8 million, respectively.

	Primary Market          March 31, 2001	   March 31, 2000
     Risk Category	  	     Value at Risk	    Value at Risk

Currency					(2.77)%	 	  (2.67)%
     Interest Rate		(0.85)	  	  (0.99)
     Commodity 				(0.63)		  (0.82)
	Equity		  			(0.41)		  (0.49)
     Aggregate Value at Risk	 	(2.99)%		  (2.76)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2000 through March 31, 2001.
Primary Market Risk Category        High      Low      Average
Currency   	(2.92)%	(1.82)%	(2.49)%

Interest Rate 	(1.19)	(0.85)	(1.01)

Commodity	(0.95)	(0.63)	(0.79)

Equity  	(0.88)	(0.41)	(0.67)

Aggregate Value at Risk	(3.40)%	(2.57)%	(3.00)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value in response to market movements may differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2001 and for the end of the four quarterly reporting periods from April 1, 2000 through March 31, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial. At March 31, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 90% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage, optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2001 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. For the first quarter of 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at March 31, 2001 was in the global interest rate complex. Exposure was primarily spread across the Japanese, U.S., and German interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium- to long- term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium- to long-term rates to remain steady.

Commodity
Energy. On March 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude and heating oil markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market.

Soft Commodities and Agriculturals.  On March 31, 2001, the
Partnership had exposure in the markets that comprise these sectors. Most of the exposure, however, was to the sugar, corn, and cotton markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

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

Equity. The Partnership's primary equity exposure at March 31, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. At March 31, 2001, the

Partnership's primary exposures were to the NASDAQ (U.S.), DAX (German), and All Ordinaries (Australia) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the G-7 indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2001 were in euros, Australian dollars, and Canadian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars upon liquidation of the respective position.

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

Demeter monitors and controls the risk of the Partnership's non-trading instrument, cash. Cash is the only Partnership investment directed by Demeter, rather than the Trading Advisor.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amendment to Limited Partnership Agreement of Columbia Futures
Fund, dated as of February 14, 1985 is incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, File No. 0-12431.

10.01	Advisory Agreement among the Partnership, Demeter and JWH
dated as of January 20, 1987 is incorporated by reference to
Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, File No. 0-12431.

10.03	Amended and Restated Customer Agreement, dated as of December 1,
1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's
Quarterly Report on Form 10-Q for the quarter ended March 31,
2000, File no. 0-12431.

10.04	Customer Agreement, dated as of December 1, 1997, among the
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

(B)	  Reports on Form 8-K.

Filed with the Securities and Exchange Commission on January 3,
2001.   Effective December 1, 2000, the Partnership amended its
management agreement with the Trading Advisor under which the monthly management fee paid by the Partnership to the Trading Advisor was reduced from a 4% to a 2% annual rate. Additionally, the quarterly incentive fee paid by the Partnership to the Trading Advisor was changed from 15% to 20% of Partnership trading profits, as determined from the end of the last period in which an incentive fee was earned.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        Columbia Futures Fund
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 15, 2001            By:/s/Raymond E. Koch              _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.