Form 10-Q
period 2001-06-30
COLUMBIA FUTURES FUND
filed 2001-08-10
CIK 701286

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2001 or

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

	June 30, 2001




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of
		June 30, 2001 (Unaudited) and December 31, 2000..........2

		Statements of Operations for the Quarters Ended
		June 30, 2001 and 2000 (Unaudited).......................3

		Statements of Operations for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).......................4

		Statements of Changes in Partners' Capital for
		the Six Months Ended June 30, 2001 and 2000
		(Unaudited)..............................................5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2001 and 2000 (Unaudited).......................6

		Notes to Financial Statements (Unaudited).............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations.....12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ..................................... 21-34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................35

Item 6. Exhibits and Reports on Form 8-K..................35-36



PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	COLUMBIA FUTURES FUND
	STATEMENTS OF FINANCIAL CONDITION

<caption>	  June 30,	     December 31,
                                               2001   	    2000
	$	   $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	7,904,437	7,719,952

	Net unrealized gain on open contracts (MS & Co.)                   	240,985        	852,352
	Net unrealized gain on open contracts (MSIL)	    17,375                       	          750

	Total net unrealized gain on open contracts	    258,360	     853,102

	     Total Trading Equity	8,162,797	8,573,054

Interest receivable (Morgan Stanley DW)	19,227	        32,640
Due from Morgan Stanley DW	         7,010	_______-___

	     Total Assets	   8,189,034 	      8,605,694

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Administrative expenses payable	93,808 	65,078
	Redemptions payable	15,317    	      22,145
	Accrued management fees	      13,492	     14,234

	      Total Liabilities	    122,617	    101,457

Partners' Capital

	Limited Partners (2,533.166 and
          2,588.159 Units, respectively)	7,760,078	 8,187,878
	General Partner (100 Units)	    306,339	    316,359

	     Total Partners' Capital	  8,066,417	  8,504,237

Total Liabilities and Partners' Capital	   8,189,034	    8,605,694


NET ASSET VALUE PER UNIT	     3,063.39	      3,163.59



	The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading loss:
		Realized	(215,532)	(7,130)
		Net change in unrealized	   (695,639)	  (251,934)

			Total Trading Results 	(911,171)	(259,064)

		Interest income (Morgan Stanley DW)                                    63,327  	      94,355

			Total 	   (847,844)	  (164,709)


EXPENSES
		Brokerage commissions (Morgan Stanley DW)                      84,896		87,454
		Management fees                                                                    41,673		79,300
		Administrative expenses                                                          21,000		18,000
		Transaction fees and costs                                                        4,544 	      6,819

			Total                                                                                    152,113		     191,573


NET LOSS	   (999,957)	     (356,282)


NET LOSS ALLOCATION

		Limited Partners	(962,251)	(343,358)
		General Partner	(37,706)	(12,924)


NET LOSS PER UNIT

		Limited Partners	(377.06)	(129.24)
		General Partner	(377.06)	(129.24)




	The accompanying notes are an integral part of these financial statements.

<table>-
	COLUMBIA FUTURES FUND
	STATEMENTS OF OPERATIONS
(Unaudited)





	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading profit (loss):
		Realized 	489,837		(42,366)
	 	Net change in unrealized                                                     (594,742)		  (197,728)

			Total Trading Results                                                       (104,905)		(240,094)

		Interest income (Morgan Stanley DW) 	    145,886		   187,123

			Total 	      40,981		     (52,971)


EXPENSES
		Brokerage commissions (Morgan Stanley DW) 	169,559		193,825
		Management fees 	84,224	 	162,706
	 	Administrative expenses  	38,000		36,000
		Transaction fees and costs	      8,842		     13,805

			Total                                                                                    300,625	  	             406,336

NET LOSS                                 (259,644)       	           (459,307)

NET LOSS ALLOCATION

		Limited Partners	(249,624)		(442,618)
		General Partner	(10,020)		(16,689)


NET LOSS PER UNIT

		Limited Partners	(100.20)		(166.89)
		General Partner	(100.20)		(166.89)





	The accompanying notes are an integral part of these financial statements.


	COLUMBIA FUTURES FUND
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                                $	      $	       $

Partners' Capital,
	December 31, 1999	2,880.964	8,065,143	             290,013	8,355,156

Net Loss                        -	          (442,618)         	    (16,689)	           (459,307)

Redemptions	                                                       (125.589)	              (364,735)	______-__	            (364,735)

Partners' Capital,
	June 30, 2000	  2,755.375	 7,257,790        	     273,324          7,531,114




Partners' Capital,
	December 31, 2000	2,688.159	8,187,878	316,359	8,504,237

Net Loss                               -	          (249,624)	            (10,020)	           (259,644)

Redemptions	    (54.993)	               (178,176)	______-__	            (178,176)

Partners' Capital,
	June 30, 2001	  2,633.166	     7,760,078  	    306,339	 8,066,417














The accompanying notes are an integral part of these financial statements.


	COLUMBIA FUTURES FUND
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2001     	      2000
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net loss		(259,644)	                    (459,307)
Noncash item included in net loss:
		Net change in unrealized                                                       594,742	              	       197,728

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)                               13,413 		                           801
Due from Morgan Stanley DW	(7,010)	                      (11,959)

Increase (decrease) in operating liabilities:
		Administrative expenses payable                                            28,730		                       25,722
 		Accrued management fees	        (742)	                        (2,851)

Net cash provided by (used for) operating activities                          369,489	                     (249,866)


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable	(6,828)	                      (31,015)
Redemptions of Units	   (178,176)	                    (364,735)

Net cash used for financing activities	   (185,004)	                    (395,750)

Net increase (decrease) in cash                                                         184,485		                    (645,616)

Balance at beginning of period                                                        7,719,952		                  8,131,783

Balance at end of period              7,904,437	               7,486,167








	The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS

June 30, 2001

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

1.  Organization
Columbia Futures Fund is a New York limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts on foreign currencies, financial instruments and other commodity interests.

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc., effective April 2, 2001. The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


of Morgan Stanley Dean Witter & Co. The sole trading advisor to the Partnership is John W. Henry & Company, Inc. (the "Trading
Advisor").

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on current 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

3.  Financial Instruments
The Partnership trades futures contracts and forward contracts on foreign currencies, financial instruments and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

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

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition and longest contract maturity were as follows:

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    Net Unrealized Gains on Open
                             Contracts                   Longest Maturity

   	            Exchange-  Off-Exchange-             Exchange-  Off-Exchange-
                   Traded      Traded       Total       Traded      Traded
Date              Contracts   Contracts   Contracts    Contracts   Contracts
                       $          $		   $

June 30, 2001	 142,218	 116,142	258,360	 June 2002	Sept. 2001
December 31, 2000	 635,392	 217,710	853,102	 Dec. 2001	March 2001

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts,

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

including an amount equal to the net unrealized gain on all open futures contracts, which funds, in the aggregate, totaled $8,046,655 and $8,355,344 at June 30, 2001 and December 31, 2000,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gain on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures, forward and options accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest-bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures, forwards and options, may from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures or options contract has increased or decreased by an amount equal to the daily limit, positions in that futures or options contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, or expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $847,844 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.3% were recorded in the global stock index futures markets primarily during April from short positions in U.S. and European stock index futures as equity prices reversed higher, after plummeting during February and March, amid optimism regarding corporate earnings and a surprise interest rate cut by the U.S. Federal Reserve on April
18. During May and early June, losses were experienced from long positions in U.S. and European stock index futures as prices in these markets declined on earnings warnings and weak economic data in the U.S. and Germany. In the currency markets, losses of approximately 3.2% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following the surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. During early June, additional losses were incurred from long positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on the Bank of Japan's decision to keep its monetary policy unchanged. In the energy markets, losses of approximately 2.5% were experienced primarily during early April from short futures positions in crude oil and heating oil as prices reversed sharply higher on supply concerns amid refinery production problems and expectations that inventory data will show drawdowns. During June, additional losses were experienced from long futures positions in crude oil and its related products as prices declined on reports of an increase in supplies. These losses were partially offset by gains of approximately 0.3% recorded in the agricultural markets throughout the majority of the quarter from short positions in corn and wheat futures as prices decreased on forecasts for wet, cool weather conditions in the U.S. Midwest and on reports of declining demand. Total expenses for the three months ended June 30, 2001 were $152,113, resulting in a net loss of $999,957. The net asset value of a Unit decreased from $3,440.45 at March 31, 2001 to $3,063.39 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $40,981 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 7.3% were recorded in the energy markets throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the global stock index futures markets, losses of approximately 1.6% were recorded primarily during April from short positions in U.S. and European stock index futures as equity prices reversed higher, after plummeting during February and March, amid optimism regarding corporate earnings and a surprise interest rate cut by the U.S. Federal Reserve on April 18. During May and early June, losses were experienced from long positions in U.S. and European stock index futures as prices in these markets declined on earnings warnings and weak economic data in the U.S. and Germany. These losses were partially offset by gains of approximately 4.4% recorded in the currency markets throughout a majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. In the global interest rate futures markets, profits of approximately 1.5% were recorded primarily during January and February from long positions in Japanese interest rate futures as Japanese government bond prices increased amid weak Japanese stock prices and disappointing economic data in that country. Total expenses for the six months ended June 30, 2001 were $300,625, resulting in a net loss of $259,644. The net asset value of a Unit decreased from $3,163.59 at December 31, 2000 to $3,063.39 at June 30, 2001.

For the Quarter and Six Months Ended June 30, 2000
For the quarter ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $164,709 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.1% were recorded in the currency markets primarily from short Japanese yen positions as the value of the yen appreciated against the U.S. dollar during May and June due to speculation that the Japanese government was considering an economic stimulus package, data which indicated strong first-quarter growth and signaled that an end is near to Japan's 16-month old zero interest rate policy. Additional losses of approximately 2.5% were experienced in global interest rate futures markets primarily from short positions in U.S. interest rate futures as prices moved higher later in the month on volatility in the U.S. stock market and economic reports suggesting that the U.S. economy may be slowing. In the energy markets, losses of approximately 1.4% were incurred from long crude oil futures positions during April as oil prices moved lower due to a larger-than-expected build-up in crude oil stocks and concern that OPEC may have produced above its supply target for April. Newly established short crude oil futures positions incurred additional losses as prices jumped amid supply concerns. Smaller losses of approximately 0.5% were recorded in the metals markets primarily from trading copper futures during May as prices moved inconsistently on technically based factors. A portion of overall Partnership losses was offset by gains recorded in the global stock index futures markets of approximately 1.2% primarily from short DAX Index futures positions as prices dropped on profit-taking and due to weakness in U.S. stock prices. Additional gains of approximately 1.1% were recorded in the soft commodities markets primarily from short coffee futures positions as prices declined during April on technical factors. Long sugar futures positions were also profitable as prices trended to 22-month highs during June due to strong demand and declining production from Brazil. In the agricultural markets, smaller gains of approximately 0.7% resulted from short soybean oil futures positions during June as prices declined on uncertainty about demand and forecasts for some moisture relief in dry regions. Short corn futures positions were also profitable as prices moved lower during May due to heavy rain and cooler temperatures in the major corn producing regions. Total expenses for the three months ended June 30, 2000 were $191,573, resulting in a net loss of $356,282. The net asset value of a Unit decreased from $2,862.48 at March 31, 2000 to $2,733.24 at June 30, 2000.

For the six months ended June 30, 2000, the Partnership recorded total trading losses, net of interest income, of $52,971 and posted a decrease in net asset value per Unit. The most significant losses of approximately 4.6% were recorded in the global interest rates futures markets primarily from long German government bond futures positions as prices moved lower during the second quarter, following U.S. Treasury prices downward. Long Japanese interest rate futures positions also experienced losses in this market complex as prices slid lower in early February in reaction to the Japanese yen's weakness and a higher Nikkei 225 Index. Newly established short positions incurred losses during March as yields on the Japanese government bond moved upwards as investors braced for an interest rate hike for the first time in a decade. Additional losses of approximately

2.6% were recorded in the currency markets primarily from short Japanese yen positions as the yen's value strengthened against the U.S. dollar during the second quarter on speculation that the Japanese government was considering an economic stimulus package, indications of strong first-quarter growth, and signals of an end to Japan's zero interest rate policy. Smaller losses of approximately 1.9% were experienced in the metals markets primarily from short gold futures positions as prices spiked sharply higher during February following an announcement by a large producer that it was suspending gold hedging activities. Later in the month, newly established long gold futures positions incurred additional losses as prices fell from weakness in the Australian dollar and the sale of seven tons of gold by the Dutch central bank. A portion of overall Partnership losses was offset by gains of approximately 2.0% recorded in the global stock index futures markets primarily from short DAX Index futures positions as prices dropped on profit-taking and weakness in U.S. stock prices. Additional gains of approximately 0.9% were recorded in the energy markets primarily from long heating oil futures positions as oil prices powered to nine-year highs during the first quarter on concerns about future output levels amid dwindling stockpiles and increasing demand. In the soft commodities markets, gains of approximately 0.9% resulted primarily from long sugar futures positions as prices trended to

22-month highs during June due to strong demand and declining production from Brazil. Short coffee futures were also profitable during the second quarter as prices declined on technical factors. Smaller gains of approximately 0.3% were experienced in the agricultural markets primarily from short soybean oil futures positions as prices declined during June on uncertainty about demand and forecasts for some moisture relief in dry regions. Total expenses for the six months ended June 30, 2000 were $406,336, resulting in a net loss of $459,307. The net asset value of a Unit decreased from $2,900.13 at December 31, 1999 to $2,733.24 at June 30, 2000.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures, forwards and options. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership accounts for open positions using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2001 and 2000. At

June 30, 2001 and 2000, the Partnership's total capitalization was approximately $8 million.
     Primary Market           June 30, 2001	    June 30, 2000
     Risk Category	  	     Value at Risk	    Value at Risk

Currency					(2.73)%	 	   (1.82)%
     Interest Rate		(0.85)		   (1.19)
     Equity		  			(0.56)		   (0.76)
Commodity 				(0.73)		   (0.83)
     Aggregate Value at Risk	 	(2.77)%		   (2.57)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at June 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2000 through June 30, 2001.
Primary Market Risk Category        High      Low      Average
Currency   	 (2.92)% 	(2.44)%	(2.71)%

Interest Rate 	 (1.02)	(0.85)	(0.93)

Equity	 (0.88)	(0.41)	(0.62)

Commodity 	 (0.95)	(0.63)	(0.76)

Aggregate Value at Risk	 (3.40)%	(2.77)%	(3.05)%

Limitations on Value at Risk as an Assessment of Market Risk
The face value of the market sector instruments held by the Partnership is typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage causes the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership.  The value of the Partnership's open positions thus creates a "risk of ruin" not typically found in other investments. The relative size of the positions held may cause the Partnership to incur losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
?	past changes in market risk factors will not always result in accurate predictions of the distributions and correlations of future market movements;
?	changes in portfolio value caused by market movements may
differ from those of the VaR model;
?	VaR results reflect past trading positions while future risk depends on future positions;
?	VaR using a one-day time horizon does not fully capture the
market risk of positions that cannot be liquidated or hedged within one day; and
?	the historical market risk factor data used for VaR estimation may provide only limited insight into losses that could be incurred under certain unusual market movements.

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2001 and for the end of the four quarterly reporting periods from July 1, 2000 through June 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 92% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2001, by market sector. It may be anticipated however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2001 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. For the second quarter of 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at June 30, 2001 was in the global interest rate complex. Exposure was primarily spread across the Japanese, U.S., and German interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consists of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The changes in interest rates which have the most effect on the Partnership are changes in long-term, as opposed to short-term, rates. Most of the speculative futures positions held by the Partnership are in medium to long-term instruments. Consequently, even a material change in short-term rates would have little effect on the Partnership, were the medium to long-term rates to remain steady.

Equity. The Partnership's primary equity exposure at June 30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly based indices. At June 30, 2001, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (German), and ASE (Australia) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the G-7 indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity
Energy. At June 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude and heating oil markets. Price movements in these markets result from political developments in the Middle East, weather patterns, and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses which have been experienced in the past, are expected to continue to be experienced in this market.

Soft Commodities and Agriculturals.  At June 30, 2001, the
Partnership had exposure in the markets that comprise these sectors. Most of the exposure, however, was to the sugar, corn, and cotton markets. Supply and demand inequalities, severe weather disruption, and market expectations affect price movements in these markets.

Metals.	The Partnership's primary metals market exposure
at June 30, 2001 was to fluctuations in the price of gold and silver. Although the Partnership will from time to time trade base metals such as copper, the principal market exposures of the Partnership have consistently been to precious metals, such as gold and silver. Market exposure to precious metals was evident, as gold prices continued to be volatile during the quarter. Silver prices remained volatile over this period as well. The Trading Advisor has from time to time taken positions as it has perceived market opportunities to develop.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at June 30, 2001 were in euros and Australian dollars. The Partnership controls the non-trading risk of these balances by regularly converting these balances back into U.S. dollars upon liquidation of the respective position.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

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




                        Columbia Futures Fund
                         (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 14, 2001         By:/s/Raymond E. Koch             _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.