Form 10-Q
period 2001-09-30
COLUMBIA FUTURES FUND
filed 2001-11-14
CIK 701286

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2001 or

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


Demeter Management Corporation
c/o Morgan Stanley Trust Company
Attention:  Managed Futures, 7th Fl.
Harborside Financial Center Plaza Two
Jersey City, NJ  	  			    			 07311-3977
(Address of principal executive offices)	  	     (Zip Code)


Registrant's telephone number, including area code (201) 876-4647

Two World Trade Center, 62nd Fl. New York, NY 10048

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

	September 30, 2001




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of
		September 30, 2001 (Unaudited) and December 31, 2000.....2

		Statements of Operations for the Quarters Ended
		September 30, 2001 and 2000 (Unaudited)..................3

		Statements of Operations for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)..................4

		Statements of Changes in Partners' Capital for
		the Nine Months Ended September 30, 2001 and 2000
		(Unaudited)..............................................5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2001 and 2000 (Unaudited)..................6

		Notes to Financial Statements (Unaudited).............7-11

Item 2.	Management's Discussion and Analysis
			of Financial Condition and Results of
			Operations........................................12-20

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk ..................................... 20-32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings....................................33

Item 6. Exhibits and Reports on Form 8-K..................33-34








PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	COLUMBIA FUTURES FUND
	STATEMENTS OF FINANCIAL CONDITION
	 September 30,	 December 31,
                                         2001   	          2000
	$	$
	(Unaudited)


ASSETS
Equity in futures interests trading accounts:
	Cash	                                                                                                7,872,683  	 7,719,952

	Net unrealized gain on open contracts (MS & Co.)	522,926	852,352
	Net unrealized gain on open contracts (MSIL)	        10,180	                                  750

	Total net unrealized gain on open contracts	      533,106	                          853,102

	     Total Trading Equity	 8,405,789 	 8,573,054

Interest receivable (Morgan Stanley DW)	 15,952 	32,640
Due from Morgan Stanley DW                                                                    2,782	             -

	     Total Assets	  8,424,523	   8,605,694

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Administrative expenses payable	 84,475 	65,078
	Redemptions payable 	28,534	22,145
	Accrued management fees	     13,900 	      14,234

	     Total Liabilities	   126,909  	      101,457

Partners' Capital

	Limited Partners (2,517.166 and
	     2,588.159 Units, respectively) 	7,980,568	  8,187,878
	General Partner (100 Units)	     317,046 	      316,359

	     Total Partners' Capital	    8,297,614	   8,504,237

Total Liabilities and Partners' Capital	    8,424,523	   8,605,694
NET ASSET VALUE PER UNIT	                                                          3,170.46    	       3,163.59

	The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2001   	   2000
	    $	   $
REVENUES
	Trading profit (loss):
		Realized	121,682	                       86,225
		Net change in unrealized	   274,746	                    (357,588)

			Total Trading Results 	396,428	                   (271,363)

	Interest income (Morgan Stanley DW)	      53,507 	             92,731

			Total  	   449,935	                   (178,632)


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	101,205	87,145
	Management fees	39,895	73,196
	Administrative expenses	24,000	19,000
	Transaction fees and costs	       4,190	        2,297

			Total 	   169,290	     181,638


NET INCOME (LOSS)	   280,645	     (360,270)


NET INCOME (LOSS) ALLOCATION

	   Limited Partners	269,938	                   (347,155)
	   General Partner	10,707	(13,115)


NET INCOME (LOSS) PER UNIT

	    Limited Partners	107.07	(131.15)
	    General Partner	107.07	(131.15)


	The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF OPERATIONS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $
REVENUES
	Trading profit (loss):
		Realized 	611,519		43,859
	Net change in unrealized	                                                     (319,996)		  (555,316)

			Total Trading Results 	291,523		                   (511,457)

	Interest income (Morgan Stanley DW) 	   199,393		   279,854

			Total 	   490,916		                   (231,603)


EXPENSES

	Brokerage commissions (Morgan Stanley DW) 	270,764		280,970
	Management fees 	124,119	 	235,902
Administrative expenses  	62,000		55,000
	Transaction fees and costs	    13,032	                        16,102

			Total	                                                                                   469,915  	                    587,974

NET INCOME (LOSS) 	     21,001		    (819,577)


NET INCOME (LOSS) ALLOCATION

		Limited Partners	20,314		(789,773)
	General Partner	687		(29,804)


NET INCOME (LOSS) PER UNIT

		Limited Partners	6.87		(298.04)
		General Partner	6.87		(298.04)


	The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Nine Months Ended September 30, 2001 and 2000
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                               $	                          $	                        $

Partners' Capital,
	December 31, 1999	   2,880.964	8,065,143	290,013	8,355,156

Net loss                                                                       -		(789,773)	(29,804)	(819,577)

Redemptions	    (143.589)	              (412,693)                    -		   (412,693)

Partners' Capital,
	September 30, 2000	    2,737.375	 6,862,677  	   260,209	 7,122,886




Partners' Capital,
	December 31, 2000	2,688.159	8,187,878	316,359	           8,504,237

Net income                                                                       -		20,314	687	21,001

Redemptions	    (70.993)	              (227,624)                    -		   (227,624)

Partners' Capital,
	September 30, 2001	    2,617.166	 7,980,568  	   317,046	 8,297,614













The accompanying notes are an integral part of these financial statements.


	COLUMBIA FUTURES FUND
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2001     	      2000
	    $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) 	21,001	                   (819,577)
Noncash item included in net income (loss):
	   Net change in unrealized	319,996	555,316

(Increase) decrease in operating assets:
	   Interest receivable (Morgan Stanley DW)	16,688	                          (290)
	   Due from Morgan Stanley DW                                                       (2,782)	   (3,666)

Increase (decrease) in operating liabilities:
	  Administrative expenses payable	19,397	                      42,411
 	  Accrued management fees                                                                (334)	    (4,228)

Net cash provided by (used for) operating activities	   373,966	                   (230,034)


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable	6,389	                     (36,009)
Redemptions of Units                                                                         (227,624)	 (412,693)

Net cash used for financing activities                                                 (221,235)	  (448,702)

Net increase (decrease) in cash	152,731	(678,736)

Balance at beginning of period	   7,719,952	  8,131,783

Balance at end of period	  7,872,683	  7,453,047






	The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS
September 30, 2001

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

The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. The sole trading advisor to

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)


the Partnership is John W. Henry & Company, Inc. (the "Trading
Advisor").

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

Generally derivatives include futures, forward, swaps or options contracts and other financial instruments with similar characteristics such as caps, floors and collars.

The net unrealized gains on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                         Net Unrealized Gains
                           on Open Contracts              Longest Maturities

   Exchange-  Off-Exchange-             Exchange- Off-Exchange-
                     Traded     Traded       Total      Traded        Traded
Date               Contracts   Contracts   Contracts    Contracts    Contracts
                       $           $		    $

Sept. 30, 2001     334,805     198,301     533,106     Sept. 2002    Dec. 2001
Dec. 31, 2000      635,392     217,710     853,102     Dec. 2001     March 2001

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

including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $8,207,488 and $8,355,344 at September 30, 2001 and December 31,
2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

Results of Operations
General. The Partnership's results depend on its Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2001 and 2000, and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of its Trading Advisor's trading activities on behalf of the Partnership as a whole and how the Partnership has performed in the past.

For the Quarter and Nine Months Ended September 30, 2001
For the quarter ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $449,935 and posted an increase in net asset value per Unit. The most significant gains of approximately 6.5% were recorded throughout a majority of the quarter in the global stock index futures markets from short positions in DAX, NASDAQ and Nikkei Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the global interest rate futures markets, profits of approximately 1.5% were recorded throughout a majority of the quarter from long positions in U.S. interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. In the currency markets, gains of approximately 1.0% were recorded primarily during September from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. These gains were partially offset by losses of approximately 3.0% recorded primarily during August in the energy markets from short positions in crude oil futures as prices rose amid declining inventories and growing tensions in the Middle East. During September, losses were recorded from long futures positions in crude oil and its refined products as the trend in oil prices reversed lower due to near-term concerns over the effects of a global economic slowdown on oil demand. In the agricultural markets, losses of approximately 1.3% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. Total expenses for the three months ended September 30, 2001 were $169,290, resulting in net income of $280,645. The net asset value of a Unit increased from $3,063.39 at June 30, 2001 to $3,170.46 at September 30, 2001.

For the nine months ended September 30, 2001, the Partnership recorded total trading revenues, including interest income, of $490,916 and posted an increase in net asset value per Unit. The most significant gains of approximately 5.3% were recorded in the currency markets from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. During September, gains were recorded primarily from short positions in the South African rand as its value trended lower relative to the U.S. dollar as investors targeted the emerging market currency while global economic jitters persisted. In the global stock index futures markets, profits of approximately 4.8% were recorded throughout a majority of the third quarter from short positions in NASDAQ, DAX and Nikkei Index futures as the trend in equity prices continued sharply lower amid worries regarding global economic uncertainty. In the global interest rate futures markets, profits of approximately 3.0% were recorded throughout a majority of the third quarter from long positions in short-term U.S. interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a safe haven from declining stock prices. During January and February, profits were also recorded from long positions in Japanese interest rate futures as Japanese government bond prices increased amid weak Japanese stock prices and disappointing economic data in that country. These gains were partially offset by losses of approximately 10.1% recorded throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the agricultural markets, losses of approximately 1.1% were recorded primarily during July from short corn futures positions as prices increased on forecasts for hotter and drier weather in the U.S. midwest. Total expenses for the nine months ended September 30, 2001 were $469,915, resulting in net income of $21,001. The net asset value of a Unit increased from $3,163.59 at December 31, 2000 to $3,170.46 at September 30, 2001.

For the Quarter and Nine Months Ended September 30, 2000
For the quarter ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $178,632 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.4% were recorded in the currency markets primarily from trading the Japanese yen during August as the yen drew support from rising expectations that Japan's second quarter gross domestic product data would show convincing strength in the wake of surprisingly robust all-industries figures. In the global stock index futures markets, losses of approximately 1.9% were experienced primarily from short positions in DAX Index futures as prices moved in a trendless pattern throughout a majority of the quarter. Additional losses of approximately 1.1% were recorded in the global interest rate futures markets primarily from trading Japanese interest rate futures. Long positions in Japanese government bond futures recorded losses during August as prices were weighed down by growing hopes for higher interest rates and economic expansion in Japan. Additional downward pressure occurred following the Bank of Japan's decision to raise interest rates, thus ending their zero-interest rate policy. Short Japanese government bond futures positions contributed to losses in this complex during September as prices surged and long-term rates dropped as investors sought refuge from falls in U.S. and Japanese stock prices. A portion of overall Partnership losses was offset by gains of approximately 1.2% recorded in the energy markets primarily from long futures positions during August with Brent crude hitting 10-year highs and U.S. crude oil coming within $1 of a new post-Gulf War record amid evidence of historically low U.S. oil stocks. Total expenses for the three months ended September 30, 2000 were $181,638, resulting in a net loss of $360,270. The net asset value of a Unit decreased from $2,733.24 at June 30, 2000 to $2,602.09 at September 30, 2000.

For the nine months ended September 30, 2000, the Partnership recorded total trading losses, net of interest income, of $231,603 and posted a decrease in net asset value per Unit. The most significant losses of approximately 5.7% were recorded in the currency markets primarily from trading the Japanese yen during August as the yen drew support from rising expectations that Japan's second quarter gross domestic product data would show convincing strength in the wake of surprisingly robust all-industries figures. Short Japanese yen positions also resulted in losses during the second quarter as the yen's value strengthened against the U.S. dollar on speculation that the Japanese government was considering an economic stimulus package, indications of strong first-quarter growth and signals of an end to Japan's zero interest rate policy. Additional losses of approximately 5.6% were recorded in the global interest rate futures markets primarily from long German government bond futures positions as prices moved lower during the second quarter, following U.S. Treasury prices downward. In the metals markets, losses of approximately 1.7% were experienced primarily from short gold futures positions as prices spiked sharply higher during February following an announcement by a large producer that it was suspending gold hedging activities. Later in the month, newly established long gold futures positions incurred additional losses as prices fell from weakness in the Australian dollar and the sale of seven tons of gold by the Dutch central bank. A portion of overall Partnership losses was offset by gains of approximately 2.0% recorded in the energy markets primarily from long futures positions during August with Brent crude hitting 10-year highs and U.S. crude oil coming within $1 of a new post-Gulf War record amid evidence of historically low U.S. oil stocks. Long heating oil futures positions were also profitable for the energy complex as oil prices powered to nine-year highs during the first quarter on concerns about future output levels amid dwindling stockpiles and increasing demand. Additional gains of approximately 0.9% were recorded in the soft commodities markets primarily from long sugar futures positions as prices trended to 22-month highs during June due to strong demand and declining production from Brazil. Total expenses for the nine months ended September 30, 2000 were $587,974, resulting in a net loss of $819,577. The net asset value of a Unit decreased from $2,900.13 at December 31, 1999 to $2,602.09 at September 30, 2000.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2001 and 2000.

At September 30, 2001 and 2000, the Partnership's total
capitalization was approximately $8 million and $7 million,
respectively.
	Primary Market       September 30, 2001   September 30, 2000
     Risk Category	  	     Value at Risk	    Value at Risk

Currency					(2.59)%	 	   (2.92)%
     Interest Rate		(0.93)		   (0.99)
     Commodity 				(0.65)		   (0.95)
	Equity		  			(0.45)		   (0.88)
     Aggregate Value at Risk	 	(2.93)%		   (3.40)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at September 30, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures, forwards and options, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2000 through September 30, 2001.
Primary Market Risk Category        High      Low      Average
Currency   	(2.77)%	(2.44)%	(2.63)%

Interest Rate 	(1.02)	(0.85)	(0.91)

Commodity	(0.75)	(0.63)	(0.69)

Equity  	(0.62)	(0.41)	(0.51)
Aggregate Value at Risk	(3.05)%	(2.77)%	(2.94)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2001 and for the end of the four quarterly reporting periods from October 1, 2000 through September 30, 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2001 the Partnership's cash balance at Morgan Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered material.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2001 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. At September 30, 2001, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the dollar-based Partnership in expressing VaR in a functional currency other than dollars.

Interest Rate. The second largest market exposure at September 30, 2001 was to the global interest rate complex. Exposure was primarily spread across the Japanese, U.S. and German interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries.

The G-7 countries consists of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Commodity.
Energy. At September 30, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude and heating oil markets. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets.

Soft Commodities and Agriculturals. At September 30, 2001, the Partnership had exposure in the markets that comprise these sectors. Most of the exposure was to the sugar, corn, and cotton markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at September 30, 2001 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movement in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Equity.	The Partnership's primary equity exposure at September
30, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2001, the Partnership's primary exposures were to the NASDAQ (U.S.) and DAX (German) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the G-7 indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at September 30, 2001:

Foreign Currency Balances.	The Partnership's primary
foreign currency balances at September 30, 2001 were in euros and Hong Kong dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
Please refer to Legal Proceedings previously disclosed in the Partnership's Form 10-Q for the quarter ended June 30, 2001.
Item 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A) Exhibits
3.01 Amendment to Limited Partnership Agreement of Columbia Futures Fund, dated as of February 14, 1985 is incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985, (File No. 0-12431).

10.01 Advisory Agreement among the Partnership, Demeter and John
W. Henry & Company, Inc. dated as of January 20, 1987 is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1986, (File No. 0-12431).

10.03Amended and Restated Customer Agreement, dated as of December 1, 1997, between the Partnership and Dean Witter
Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, (File No. 0-12431).

10.04 Amended and Restated Customer Agreement between the Partnership and Morgan Stanley DW Inc., dated as of June 22, 2000 is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on November 13, 2001.

10.05 Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-12431) filed with the
Securities and Exchange Commission on November 13, 2001.

10.06Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-12431) filed with the
Securities and Exchange Commission on November 13, 2001.

10.07Foreign Exchange and Options Master Agreement between Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 1999, is incorporated by reference to Exhibit
10.05 of the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on November 13,
2001.

10.08 Amendment No. 3 to Advisory Agreement between Columbia
Futures Fund and John W. Henry & Company, Inc., dated
November 30, 2000, is incorporated by reference to the Partnership's Form 8-K, filed with the Securities and Exchange Commission on January 3, 2001.

10.09Securities Account Control Agreement among the Partnership, Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on November 13, 2001.

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




                        Columbia Futures Fund
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2001       By:/s/Raymond E. Koch              _
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.