Form 10-K
period 2001-12-31
COLUMBIA FUTURES FUND
filed 2002-03-27
CIK 701286

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2001 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________
Commission File Number 0-12431

	COLUMBIA FUTURES FUND

(Exact name of registrant as specified in its Limited Partnership Agreement)

	    NEW YORK		      						13-3103617
(State or other jurisdiction of			   	   (I.R.S. Employer
incorporation or organization)		 	  	 	  Identification No.)

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY                     	    			 	  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (201) 876-4647

Securities registered pursuant to Section 12(b) of the Act:

									   Name of each exchange
Title of each class  						   on which registered

		None								    None

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

	Indicate by check-mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $8,368,875 at January 31, 2002.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

COLUMBIA FUTURES FUND
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2001
                                       		   Page No.

DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . 	. . . .  1

Part I .

	Item  1.			Business. . . . . . . . . . . . . . . . . . . . . . . . 2-3

	Item  2.		Properties. . . . . . . . . . . . . . . . . . . . . . . . 4

	Item  3.		Legal Proceedings. . . . . . . . . . . . . . . . . . . .  4

	Item  4.		Submission of Matters to a Vote of Security Holders. . .  4

Part II.

	Item  5.			Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . . 5

	Item  6.		Selected Financial Data . . . . . . . . . . . . . . . . . 6

	Item  7.			Management's Discussion and Analysis of Financial
		         Condition and Results of Operations. . . . . . . . . . .7-19

	Item 7A.		Quantitative and Qualitative Disclosures About
		         Market Risk . . . . . . . . . . . . . . . . . . . . . .20-34

	Item  8.		Financial Statements and Supplementary Data. . . . . . . .34

	Item  9.			Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . .. . 35
Part III.

	Item 10.			Directors and Executive Officers of the Registrant. .	36-40

	Item 11.		Executive Compensation . . . . . . . . . . . . . . . . . .41

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . . .41

	Item 13.		Certain Relationships and Related Transactions . . . . 41-42

Part IV.

	Item 14.		Exhibits, Financial Statement Schedules, and
	        		Reports on Form 8-K . . . . . . . . . . . . . . . . . .43-44

	DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                Part of Form 10-K

	Partnership's Prospectus dated
	July 15, 1983 	          I

	Annual Report to Columbia Futures
	Fund Limited Partners for the year
	ended December 31, 2001	     II, III & IV

	PART I
Item 1.  BUSINESS
(a) General Development of Business. Columbia Futures Fund (the "Partnership") is a New York limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts in foreign currencies, financial instruments, and other commodity interests. The Partnership commenced operations on July 15, 1983.

The general partner for the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co. ("MSDW"). The sole trading advisor to the Partnership is John W. Henry & Company, Inc. (or the "Trading Advisor").

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

The Partnership's net asset value per unit of limited partnership interest ("Unit(s)") as of December 31, 2001 was $3,506.92, representing an increase of 10.9 percent from the net asset value per Unit of $3,163.59 at December 31, 2000. For a more detailed description of the Partnership's business, see subparagraph (c).

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

Item 2.  PROPERTIES
The executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third Avenue, 8th
Floor, New York, NY 10022.

Demeter changed its address from 2 World Trade Center, New York,
NY 10048.

Item 3.  LEGAL PROCEEDINGS
In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Form 10-K for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information
There is no established public trading market for Units of the Partnership.

(b) Holders
The number of holders of Units at December 31, 2001 was approximately 489.

(c) Distributions
No distributions have been made by the Partnership since it commenced operations on July 15, 1983. Demeter has sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter currently does not intend to make any distribution of Partnership profits.



Item 6.  SELECTED FINANCIAL DATA (in dollars)






                                        For the Years Ended December 31,

	                       2001        2000        1999       1998         1997  .

Total Revenues
(including interest)     1,527,530    1,479,080      71,795   	2,028,466   	2,827,745


Net Income (Loss)          	890,802      706,618	    (795,984)  	1,102,908	   1,782,050


Net Income (Loss)
Per Unit (Limited
& General Partners)         343.33       263.46  	   (270.86)     340.08	      521.85


Total Assets    	         9,193,072    8,605,694  	 8,496,409  10,248,682   	9,737,821


Total Limited Partners'
Capital                  	8,631,102    8,187,878   8,065,143	   9,827,470   9,177,928


Net Asset Value Per
Unit                      3,506.92  	   3,163.59    2,900.13	    3,170.99    2,830.91











Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

The Partnership's investment in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could prevent the Partnership from promptly liquidating its futures contracts and result in restrictions on redemptions.

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

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of Units in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

Results of Operations.
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

At December 31, 2001, the Partnership's total capital was
$8,981,794, an increase of $477,557 from the Partnership's total capital of $8,504,237 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated net income of $890,802 and total redemptions aggregated $413,245.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $1,527,530 and posted an increase in net asset value per Unit. The most significant gains of approximately 20.7% were recorded in the currency markets primarily from short positions in the South African rand as its value fell to an all-time low versus the U.S. dollar during the fourth quarter amid emerging market concerns and political turmoil in neighboring Zimbabwe. Additional currency gains were recorded from short positions in the Japanese yen as the value of the yen trended lower versus the U.S. dollar during a majority of the fourth quarter due to concerns regarding the overall health of the Japanese economy. In the global stock index futures markets, gains of approximately 2.5% were recorded primarily from short positions in NASDAQ, DAX and Nikkei Index futures as equity prices trended sharply lower throughout a majority of the third quarter amid worries regarding global economic uncertainty. Additional profits of approximately 1.7% were recorded in the global interest rate futures markets primarily throughout a majority of the third quarter from long positions in short-term U.S. interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a safe-haven from declining stock prices. These gains were partially offset by losses of approximately 8.2% recorded throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. Smaller losses of approximately 1.1% were recorded in each of soft commodities, metals and agricultural sectors. Total expenses for the year were $636,728, resulting in net income of $890,802. The net asset value of a Unit increased from $3,163.59 at December 31, 2000 to $3,506.92 at December 31, 2001.

At December 31, 2000, the Partnership's total capital was
$8,504,237, an increase of $149,081 from the Partnership's total capital of $8,355,156 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $706,618 and total redemptions aggregated $557,537.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $1,479,080 and posted an increase in net asset value. Overall, three major themes developed during the year; the rise in energy, the decline and revival of the euro, and the bond rally caused by expectations of the central banks easing in the face of an economic slowdown. All were interrelated and display how different trends will feed on each other to create continual or rotating opportunities across sectors. Currencies were the primary driver of performance, with gains of approximately 5.2% in year to date performance, for the Partnership. Currencies benefited from the strong trend in the euro, but the deterioration of the yen during the last two months from the economic problems in Japan was a key boost to this sector. Additionally, the Partnership captured the current strengthening of the euro because of its relatively higher growth versus the U.S. global stock indices and benefited, with gains of approxi-mately 4.7% in year to date performance, primarily from short futures positions in the NASDAQ Index. Energy futures were profitable, with profits of approximately 3.1% recorded for the year, as the price rise in crude oil was due to a shortage of production to meet the unexpected high demand around the world.

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

The Partnership's overall performance record represents varied results of trading in different futures and forwards markets. For a further description of 2001 trading results, refer to the letter to the Limited Partners in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. The

Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership is a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership may trade futures and forwards in financial instruments, agricultural commodities, energy products, foreign currencies, precious and base metals, and soft commodities. In entering into these contracts, the Partnership is subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets moved against all of the positions held by the Partnership at the same time, and if the Trading Advisor were unable to offset positions of the Partnership, the Partnership could lose all of its assets and investors would realize a 100% loss.

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

In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership will be the forward contracts counterparty.

There is no assurance that a clearinghouse, exchange, or exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

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

Second, the Partnership's trading policies limit the amount of its net assets that can be committed at any given time to futures and forward contracts and require, in addition, a minimum amount of diversification in the Partnership's trading, usually over several different products. One of the aims of such trading policies has been to reduce the credit exposure of the Partnership to a single exchange and, historically, the Partnership's exposure to any one exchange has typically amounted to only a small percentage of its total net assets. On those relatively few occasions where the Partnership's credit exposure may climb above that level, Demeter deals with the situation on a case by case basis, carefully weighing whether the increased level of credit exposure remains appropriate. Material changes to the trading policies may be made only with the prior written approval of the Limited Partners owning more than 50% of Units then outstanding.

Third, with respect to forward contract trading, the Partnership trades with only those counterparties which Demeter, together with Morgan Stanley DW, have determined to be creditworthy. The
Partnership presently deals with MS & Co. as the sole counterparty on forward contracts.

Inflation has not been a major factor in the Partnership's operations.

See "Financial Instruments" under Notes to Financial Statements in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
	    RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership are acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets are at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments is central, not incidental, to the Partnership's main business activities.

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

The Partnership accounts for open positions on the basis of using mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions is directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-traded futures and forwards are settled daily through variation margin.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2001 and 2000.
At December 31, 2001 and 2000, the Partnership's total capitalization was approximately $9 million.

Primary Market			December 31, 2001	 December 31, 2000
Risk Category	  		  Value at Risk	  Value at Risk

Currency	   				(2.54)%		   	(2.44)%

Interest Rate  			(0.71)      		(1.02)

Equity  	 			     (0.47)			(0.62)

Commodity 				(0.57)   			(0.75)

Aggregate Value at Risk	 	(3.05)%			(3.05)%


Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at December 31, 2001 and 2000 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the December 31, 2001 VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2001 through December 31, 2001.

Primary Market Risk Category       High       Low        Average
Currency                          (2.77)%	(2.54)%	  (2.66)%
Interest Rate                     (0.93)	(0.71)	  (0.83)
Equity                            (0.56)	(0.41)	  (0.47)
Commodity                         (0.73)	(0.57)	  (0.64)
Aggregate Value at Risk           (3.05)%	(2.77)%	  (2.94)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2001 and 2000, and for the end of the four quarterly reporting periods during calendar year 2001. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2001, the Partnership's cash balance at Morgan Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at December 31, 2001, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency.	The primary market exposure of the Partnership at
December 31, 2001 was to the currency sector. The Partnership's currency exposure was to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades in a large number of currencies. At December 31, 2001, the Partnership's major exposures were to outright U.S. dollar positions.

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

Interest Rate. The second largest market exposure at December 31, 2001 was to the global interest rate complex. Exposure was primarily spread across the Japanese, U.S., and German interest rate sectors. Interest rate movements directly affect the price of the sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposure of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity.	The Partnership's primary equity exposure at December
31, 2001 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At December 31, 2001, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany) and Dow Jones Euro Stoxx 50 (Europe) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the G-7 indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At December 31, 2001, the Partnership's energy exposure was shared primarily by futures contracts in the crude and heating oil markets. Price movements in these markets result from political developments in the Middle
East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets.

Soft Commodities and Agriculturals. At December 31, 2001, the Partnership had exposure in the markets that comprise these sectors. Most of the exposure was to the sugar and corn markets. Supply and demand inequalities, severe weather disruption and market expectations affect price movements in these markets.

Metals.	The Partnership's metals exposure at December 31,
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

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at December 31, 2001:

Foreign Currency Balances. The Partnership's primary foreign currency balances at December 31, 2001 were in Japanese yen and Canadian dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

Supplementary data specified by Item 302 of Regulation S-K:
Summary of Quarterly Results (Unaudited)

                                                   Net Income/
							 	          (Loss) Per
Quarter		  Revenue		      Net		   Unit of Limited
Ended		 (Net Trading Loss)   Income/(Loss) Partnership Interest
2001
March 31 		$   888,825	$     740,313		  $ 276.86
June 30	    	   (847,844)	     (999,957)		   (377.06)
September 30	    449,935 	   	 280,645		    107.07
December 31	  1,036,614	      869,801		    336.46

Total			$ 1,527,530	$     890,802		  $ 343.33

2000
March 31 		$   111,738	$    (103,025)		  $ (37.65)
June 30	    	   (164,709)	     (356,282)		   (129.24)
September 30	   (178,632)    	(360,270)		   (131.15)
December 31	  1,710,683	    1,526,195		    561.50

Total			$ 1,479,080	$     706,618		  $ 263.46




Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT-
        ING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and officers of Demeter are as follows:

Robert E. Murray, age 41, is the Executive Director of Morgan Stanley DW's Managed Futures Department, a leading commodity pool operator with approximately $1.4 billion in assets across a variety of U.S. and international public and private managed futures funds. In this capacity, Mr. Murray is responsible for overseeing all aspects of Morgan Stanley DW's Managed Futures Department. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 17 years. He is also the Chairman and President of Morgan Stanley Futures & Currency Management Inc. ("MSFCM") (formerly known as Dean Witter Futures & Currency Management Inc.), Morgan Stanley's internal commodity trading advisor, and is Chairman and President of Demeter Management Corporation, the entity which acts as a general partner for the

Morgan Stanley DW's managed futures funds. Mr. Murray has served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Mitchell M. Merin, age 48, is a Director of Demeter. Mr. Merin is also a Director of MSFCM. Mr. Merin was appointed the Chief Operating Officer of Individual Asset Management for MSDW in December 1998 and the President and Chief Executive Officer of Morgan Stanley Dean Witter Advisors in February 1998. He has been an Executive Vice President of Morgan Stanley DW since 1990, during which time he has been Director of Morgan Stanley DW's Taxable Fixed Income and Futures divisions, Managing Director in Corporate Finance and Corporate Treasurer. Mr. Merin received his Bachelors degree from Trinity College in Connecticut and his M.B.A. degree in Finance and Accounting from the Kellogg Graduate School of Management of Northwestern University in 1977.

Joseph G. Siniscalchi, age 56, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing Director, responsible for the Client Support Service Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 60, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Dean Witter Advisors, an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department specializing in coverage of regulated industries and, subsequently, served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received his M.B.A. in Finance from the Columbia University

Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 50, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 24 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr. Beech began his career at the Chicago Mercantile Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech also had worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 45, is currently Managing Director in Asset Management Services. He previously served as CAO of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley Dean Witter & Co. and its affiliates since July 1982. He has a B.A.

degree from Boston College and an M.B.A. in finance from the University of Chicago.

Anthony J. DeLuca, age 39, became a Director of Demeter on September 14, 2000. Mr. DeLuca is also a Director of MSFCM.
Mr. DeLuca was appointed the Controller of Asset Management for MSDW in June 1999. Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had MSDW as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Raymond E. Koch, age 46, is Chief Financial Officer of Demeter. Mr. Koch began his career at MSDW in 1988, has overseen the Managed Futures Accounting function since 1992, and is currently an Executive Director in Investment Management Controllers.
From November 1979 to June 1988, Mr. Koch held various positions at Thomson McKinnon Securities, Inc. culminating as Manager, Special Projects in the Capital Markets Division. From August 1977 to November 1979 he was an auditor, specializing in financial services at Deloitte Haskins & Sells. Mr. Koch received his B.B.A. in accounting from Iona College in 1977, an

M.B.A. in finance from Pace University in 1984 and is a Certified Public Accountant.

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


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners - At December
31, 2001 there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2001,
Demeter owned 100 Units of General Partnership Interest representing a 3.9 percent interest in the Partnership.

(c)	Changes in Control - None

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW received commodity brokerage commissions (paid and accrued by the Partnership) of $364,044 and Demeter received administration fees of $8,378 for the year ended December 31, 2001.

PART IV
Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORT ON
          FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2001, are incorporated by reference to
Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for the years ended December 31, 2001, 2000, and 1999.

-	Statements of Financial Condition as of December 31, 2001 and
2000.

-	Schedule of Investments as of December 31, 2001.

-	Statements of Operations, Changes in Partners' Capital, and Cash
Flows for the years ended December 31, 2001, 2000 and 1999.

-	Notes to Financial Statements.
With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited
Partners for the year ended December 31, 2001 is not deemed to be filed with this report.

2.  Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.
(b)	Reports on Form 8-K
During the quarter/year ended December 31, 2001, the following Forms 8-K were filed by the Partnership:

On January 3, 2001, the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, the amendment to the

Partnership's management agreement with the Trading Advisor under which the monthly management fee rate and quarterly incentive fee rate paid by the Partnership to the Trading Advisor were reduced and increased, respectively.

On November 13, 2001, the Partnership filed the Current Report on Form 8-K for the purpose of reporting, under Item 5, the relocation of offices of the Partnership and Demeter; the transfer of futures and options clearing of the Partnership to MS & Co.; and the replacement by MS & Co. as counterparty on all foreign currency forward contracts for the Partnership.

(c)	Exhibits
Refer to Exhibit Index on Pages E-1 to E-2.

	SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					COLUMBIA FUTURES FUND
					(Registrant)

					BY:  Demeter Management Corporation,
						General Partner

March 27, 2002			BY: /s/	Robert E. Murray
						 	Robert E. Murray, Director,
						  	Chairman of the Board and
					  		President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                     		March 27, 2002
	  	Robert E. Murray, Director,
	   	Chairman of the Board and
	   	President

    /s/    Mitchell M. Merin                  		March 27, 2002
           Mitchell M. Merin, Director

    /s/ 	Joseph G. Siniscalchi                 		March 27, 2002
	 	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III                 		March 27, 2002
	  	Edward C. Oelsner III, Director

    /s/    Richard A. Beech                      		March 27, 2002
           Richard A. Beech, Director

    /s/    Raymond A. Harris   	              	March 27, 2002
           Raymond A. Harris, Director

    /s/    Anthony J. DeLuca                      		March 27, 2002
           Anthony J. DeLuca, Director

    /s/  	Raymond E. Koch		                		March 27, 2002
	    	Raymond E. Koch, Chief
	  	Financial Officer and Principal
  	    	Accounting Officer



      	EXHIBIT INDEX

		Item

3.01	Amendment to Limited Partnership Agreement of Columbia
Futures Fund, dated as of February 14, 1985 is incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 (File No. 0-12431).

10.01	Advisory Agreement among the Partnership, Demeter and John
W. Henry & Company, Inc. dated as of January 20, 1987 is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (File No. 0-12431).

10.03	Amended and Restated Customer Agreement, dated as of
December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit 10.03 of the Partnership's Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2000 (File No. 0-12431).

10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on November 13,
2001.

10.05	Commodity Futures Customer Agreement between Morgan Stanley
& Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-12431) filed with the
Securities and Exchange Commission on November 13, 2001.

10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on November 13, 2001.

10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to
Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on November 13, 2001.

10.08	Amendment No. 3 to Advisory Agreement between the
Partnership and John W. Henry & Company, Inc., dated as of
November 30, 2000, is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on January 3, 2001.

10.09	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No. 0-
12431) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	Annual Report to Limited Partners for the year ended
December 31, 2001 is filed herewith.

Columbia
Futures
Fund

December 31, 2001
Annual Report

[LOGO] Morgan Stanley

Columbia Futures Fund

Historical Fund Performance

Presented below is the percentage change in Net Asset Value per Unit from the start of each calendar year the Fund has traded. Also provided is the inception-to-date return and the annualized return since inception for the Fund. PAST PERFORMANCE IS NOT NECESSARILY INDICATIVE OF FUTURE RESULTS.

Year                      Return
----                      ------
1983 (5 1/2 months)       -18.3%
1984                      -23.0%
1985                        6.0%
1986                      -23.0%
1987                       48.9%
1988                        0.1%
1989                        3.8%
1990                       58.1%
1991                       11.7%
1992                        2.0%
1993                       14.4%
1994                       -5.7%
1995                       28.2%
1996                       19.1%
1997                       22.6%
1998                       12.0%
1999                       -8.5%
2000                        9.1%
2001                       10.9%

Inception-to-Date Return: 257.8%
Annualized Return:          7.1%

Demeter Management Corporation
c/o Managed Futures Department,
825 Third Avenue, 8th Floor,
New York, NY 10022
Telephone (201) 876-4647

Columbia Futures Fund
Annual Report
2001

Dear Limited Partner:

This marks the ninteenth annual report for the Columbia Futures Fund (the "Fund"). This is the seventeenth report filed by Demeter Management Corporation, the Fund's General Partner since February 1985. The Fund began the year trading at a Net Asset Value per Unit of $3,163.59 and increased by 10.9% to $3,506.92 on December 31, 2001. Since its inception in 1983, the Fund has increased by 257.8% (compound annualized return of 7.1%). Since Demeter took over as General Partner, the Fund has increased by 451.6% (a compound annualized return of 10.7%). A review of trading results for the year is provided in the Annual Report of the Trading Manager located on the next page of this report.

Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, c/o Managed Futures Department, 825 Third Avenue, 8th Floor, New York 10022, or your Morgan Stanley Financial Advisor.

I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

       Sincerely,

       /s/ Robert E. Murray
       Robert E. Murray
       Chairman
       Demeter Management Corporation
       General Partner

Columbia Futures Fund

Annual Report of the Trading Manager

On an overall basis, the Fund produced a gain in 2001, primarily due to the profits generated in the foreign exchange markets. Interest rate and stock index futures trading was profitable as well. However, losses were incurred for the year in energies, agricultural commodities and metals.

The biggest profits were recorded from trading the South African rand, which weakened through most of the second half of the year. This trend accelerated in December, producing large profits for the Fund. The Japanese yen and Singapore dollar were also profitable for the year. These gains were slightly offset by transactions involving the British pound, Australian dollar and New Zealand dollar.

Stock index futures trading was profitable for the year. Trading in the NASDAQ and German Dax Index were particularly profitable. Interest rate trading also was profitable, with the largest profits earned from trading eurodollar and German bund futures.

Losses were incurred in trading energies, agricultural commodities and metals in 2001. The volatility of crude oil and heating oil prices made the energy markets particularly difficult to trade during the year. Only in the fourth quarter were any profits be generated in the energy sector. The losses in sugar and corn futures more than offset the profits made by the large drop in cotton prices. Metals markets were mixed but slightly down, with gains earned in the copper markets eliminated by losses in trading silver and gold futures.

We thank the Fund's investors for their continued confidence in JWH and we hope that the coming year will bring markets favorable to the Fund's investors.

John W. Henry & Co., Inc.

Note: Investors are cautioned that past results are not necessarily indicative of future results.

Columbia Futures Fund

Independent Auditors' Report

The Limited Partners and the General Partner:

We have audited the accompanying statements of financial condition of Columbia Futures Fund (the "Partnership") as of December 31, 2001 and 2000, including the schedule of investments as of December 31, 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Futures Fund at December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 15, 2002

Columbia Futures Fund

Statements of Financial Condition

                                                          December 31,
                                                      --------------------
                                                        2001         2000
                                                      ---------    ---------
                                                         $            $
                                    ASSETS
     Equity in futures interests trading accounts:
       Cash                                           8,557,221    7,719,952

       Net unrealized gain on open contracts
        (MS&Co.)                                        636,416      852,352
       Net unrealized gain (loss) on open contracts
        (MSIL)                                          (15,150)         750
                                                      ---------    ---------
       Total net unrealized gain on open
        contracts                                       621,266      853,102
                                                      ---------    ---------
        Total Trading Equity                          9,178,487    8,573,054
     Interest receivable (Morgan Stanley DW)             10,429       32,640
     Due from Morgan Stanley DW                           4,156       --
                                                      ---------    ---------
        Total Assets                                  9,193,072    8,605,694
                                                      =========    =========
                       LIABILITIES AND PARTNERS' CAPITAL
     LIABILITIES
     Administrative expenses payable                    108,464       65,078
     Redemptions payable                                 87,673       22,145
     Accrued management fees                             15,141       14,234
                                                      ---------    ---------
        Total Liabilities                               211,278      101,457
                                                      ---------    ---------
     PARTNERS' CAPITAL
     Limited Partners (2,461.166 and 2,588.159 Units,
      respectively)                                   8,631,102    8,187,878
     General Partner (100 Units)                        350,692      316,359
                                                      ---------    ---------
        Total Partners' Capital                       8,981,794    8,504,237
                                                      ---------    ---------
        Total Liabilities and
         Partners' Capital                            9,193,072    8,605,694
                                                      ---------    ---------

     NET ASSET VALUE PER UNIT                          3,506.92     3,163.59
                                                      =========    =========


  The accompanying notes are an integral part of these financial statements.

Columbia Futures Fund

Statements of Operations

                                                For the Years Ended
                                                    December 31,
                                           -----------------------------
                                             2001       2000      1999
                                           ---------  --------- --------
                                              $          $         $
       REVENUES
       Trading profit (loss):
         Realized                          1,526,249    582,252 (117,881)
         Net change in unrealized           (231,836)   518,814 (164,816)
                                           ---------  --------- --------
          Total Trading Results            1,294,413  1,101,066 (282,697)
       Interest income (Morgan Stanley DW)   233,117    378,014  354,492
                                           ---------  --------- --------
          Total                            1,527,530  1,479,080   71,795
                                           ---------  --------- --------
       EXPENSES
       Brokerage commissions (Morgan
        Stanley DW)                          364,044    368,419  385,530
       Management fees                       166,573    303,037  370,827
       Administrative expenses                90,000     81,000   86,000
       Transaction fees and costs             16,111     20,006   25,235
       Incentive fee                           --        --          187
                                           ---------  --------- --------
          Total                              636,728    772,462  867,779
                                           ---------  --------- --------
       NET INCOME (LOSS)                     890,802    706,618 (795,984)
                                           =========  ========= ========
       Net Income (Loss) Allocation:
       Limited Partners                      856,469    680,272 (768,898)
       General Partner                        34,333     26,346  (27,086)
       Net Income (Loss) per Unit:
       Limited Partners                       343.33     263.46  (270.86)
       General Partner                        343.33     263.46  (270.86)

Statements of Changes in Partners' Capital
For the Years Ended December 31, 2001, 2000 and 1999

                             Units of
                            Partnership Limited    General
                             Interest   Partners   Partner    Total
                            ----------- ---------  -------  ----------
                                           $          $         $
         Partners' Capital,
         December 31, 1998   3,199.179  9,827,470  317,099  10,144,569
         Net loss                --      (768,898) (27,086)   (795,984)
         Redemptions          (318.215)  (993,429)    --      (993,429)
                             ---------  ---------  -------  ----------
         Partners' Capital,
         December 31, 1999   2,880.964  8,065,143  290,013   8,355,156
         Net income              --       680,272   26,346     706,618
         Redemptions          (192.805)  (557,537)    --      (557,537)
                             ---------  ---------  -------  ----------
         Partners' Capital,
         December 31, 2000   2,688.159  8,187,878  316,359   8,504,237
         Net income              --       856,469   34,333     890,802
         Redemptions          (126.993)  (413,245)    --      (413,245)
                             ---------  ---------  -------  ----------
         Partners' Capital,
         December 31, 2001   2,561.166  8,631,102  350,692   8,981,794
                             =========  =========  =======  ==========

  The accompanying notes are an integral part of these financial statements.

Columbia Futures Fund

Statements of Cash Flows

                                                For the Years Ended
                                                   December 31,
                                         --------------------------------
                                           2001       2000        1999
                                         ---------  ---------  ----------
                                            $          $           $
      CASH FLOWS FROM
       OPERATING ACTIVITIES
      Net income (loss)                    890,802    706,618    (795,984)
      Noncash item included in net
       income (loss):
        Net change in unrealized           231,836   (518,814)    164,816
      (Increase) decrease in operating
       assets:
        Interest receivable (Morgan
         Stanley DW)                        22,211     (2,302)       (436)
        Due from Morgan Stanley DW          (4,156)        --          --
      Increase (decrease) in operating
       liabilities:
        Administrative expenses payable     43,386      3,469       7,219
        Accrued management fees                907    (13,789)     (5,845)
                                         ---------  ---------  ----------
      Net cash provided by (used
       for) operating activities         1,184,986    175,182    (630,230)
                                         ---------  ---------  ----------
      CASH FLOWS FROM
       FINANCING ACTIVITIES
      Increase (decrease) in
       redemptions payable                  65,528    (29,476)     35,766
      Redemptions of Units                (413,245)  (557,537)   (993,429)
                                         ---------  ---------  ----------
      Net cash used for financing
       activities                         (347,717)  (587,013)   (957,663)
                                         ---------  ---------  ----------
      Net increase (decrease) in cash      837,269   (411,831) (1,587,893)
      Balance at beginning of period     7,719,952  8,131,783   9,719,676
                                         ---------  ---------  ----------

      Balance at end of period           8,557,221  7,719,952   8,131,783
                                         =========  =========  ==========


  The accompanying notes are an integral part of these financial statements.

Columbia Futures Fund

Schedule of Investments
December 31, 2001

Partnership Net Assets: $8,981,794

                                                  Long        Short             Net           Percentage of # of Contracts/
Futures and Forward Contracts:                 Gain/(Loss) Gain/(Loss) Unrealized Gain/(Loss)  Net Assets   Notional Amounts
------------------------------                 ----------- ----------- ---------------------- ------------- ----------------
                                                    $           $                $                  %
Foreign currency                                  14,671     587,596          602,267              6.71*     1,222,028,715
Commodity                                        (18,055)    (61,930)         (79,985)            (0.89)               180
Interest rate                                    (20,994)     37,412           16,418              0.18                145
Equity                                            17,823          --           17,823              0.20                 21
                                                 -------     -------          -------             -----
   Grand Total:                                   (6,555)    563,078          556,523              6.20
                                                 =======     =======                              =====
   Unrealized Currency Gain                                                    64,743
                                                                              -------
   Total Net Unrealized Gain per Statement of
     Financial Condition                                                      621,266
                                                                              =======

*No single contract's value exceeds 5% of Net Assets.

The accompanying notes are an integral part of these financial statements.

Columbia Futures Fund

Notes to Financial Statements


1. Summary of Significant Accounting Policies

Organization--Columbia Futures Fund (the "Partnership") is a limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts in foreign currencies, financial instruments and other commodity interests (collectively, "futures interests").

The general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co., Inc. ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley Dean Witter & Co.

Effective April 2, 2001, Dean Witter Reynolds Inc. changed its name to Morgan Stanley DW Inc.

Demeter is required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) are shared by Demeter and the limited partners based upon their proportional ownership interests.

Use of Estimates--The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

Revenue Recognition--Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW pays the Partnership interest income based upon 80% of its average equity at a rate equal to the average yield on 13-week U.S. Treasury bills. For purposes of such interest payments, Net Assets do not include monies due the Partnership on futures interests, but not actually received.

Net Income (Loss) per Unit--Net income (loss) per unit of limited partnership interest ("Unit(s)") is computed using the weighted average number of Units outstanding during the period.

Condensed Schedule of Investments--In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of

Columbia Futures Fund

Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are now required to include a condensed schedule of investments identifying those investments which constitute more than 5% of net assets, taking long and short positions into account separately.

Equity in Futures Interests Trading Accounts--The Partnership's asset "Equity in futures interests trading accounts," reflected in the statements of financial condition, consists of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL to be used as margin for trading and (B) net unrealized gains or losses on open contracts, which are valued at market and calculated as the difference between original contract value and market value.

The Partnership, in the normal course of business, enters into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading results in unrealized gains or losses, the amounts are offset and reported on a net basis on the Partnership's statements of financial condition.

The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership has consistently applied its right to offset.

Brokerage Commissions and Related Transaction Fees and Costs--Brokerage commissions are accrued at 80% of Morgan Stanley DW's published non-member rates on a half-turn basis. Transaction fees and costs are accrued on a half-turn basis. Total brokerage commissions and transaction fees combined are capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

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

Columbia Futures Fund

Distributions--Distributions, other than redemptions of Units, are made on a pro-rata basis at the sole discretion of Demeter. No distributions have been made to date.

Redemptions--Limited Partners may redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any calendar month upon ten days advance notice by redemption form to Demeter.

Dissolution of the Partnership--The Partnership will terminate on December 31, 2002 regardless of its financial condition at such time, or at an earlier date if certain conditions occur as defined in the Limited Partnership Agreement.

2. Related Party Transactions

The Partnership pays brokerage commissions to Morgan Stanley DW as described in
Note 1. The Partnership's cash is on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds as described in Note 1. For general administrative services performed for the Partnership, Demeter receives a monthly administration fee which equals $1.50 per limited partner outstanding. For the years ended December 31, 2001, 2000 and 1999, Demeter received $8,378, $9,211 and $10,196, respectively, for such administrative services.

3. Trading Advisor

Demeter, on behalf of the Partnership, retains a commodity trading advisor to make all trading decisions for the Partnership. Since January 22, 1988, John W. Henry & Company, Inc. ("JWH") has served as the sole trading advisor.

Compensation to the trading advisor consists of a management fee and an incentive fee as follows:

Management Fee--The management fee is accrued daily at the rate of 1/6 of 1% per month (a 2% annual rate) of the Partnership's managed Net Assets at each month-end. Prior to December 1, 2000, the management fee was accrued daily at the rate of 1/3 of 1% per month (a 4% annual rate) of the Partnership's managed Net Assets at each month-end.

Incentive Fee--At the end of each quarter or upon redemption of a Partnership Unit, an incentive fee is paid on each Unit equal to 20% of the excess ("New Appreciation") of the Unit value, excluding interest earned during the period, over the Unit value at the time immediately following the last incentive payment. Such incentive fee is accrued in each month in which New Appreciation occurs. In those months in which New Appreciation is negative, previous accruals (on Units

Columbia Futures Fund
currently outstanding), if any, during each fiscal quarter are reduced. Prior to December 1, 2000, an incentive fee was paid on each Unit equal to 15% of the excess.

4. Financial Instruments

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

The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                      Net Unrealized Gains
                        on Open Contracts      Longest Maturities
                   --------------------------- -------------------
                               Off-                        Off-
                   Exchange- Exchange-         Exchange- Exchange-
              Year  Traded    Traded    Total   Traded    Traded
              ---- --------- --------- ------- --------- ---------
                       $         $        $        $         $
              2001   18,999   602,267  621,266 Dec. 2002 Mar. 2002
              2000  635,392   217,710  853,102 Dec. 2001 Mar. 2001

The Partnership has credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

Columbia Futures Fund

Notes to Financial Statements--(Concluded)



The Partnership also has credit risk because Morgan Stanley DW, MS&Co., and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $8,576,220 and $8,355,344 at December 31, 2001 and 2000, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS&Co. This agreement, which seeks to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

5. Financial Highlights

                                                  PER UNIT
                                                  ---------
NET ASSET VALUE, JANUARY 1, 2001:                 $3,163.59
                                                  ---------
NET OPERATING RESULTS:
 Realized Profit                                     584.56
 Unrealized Loss                                     (88.01)
 Interest Income                                      88.50
 Expenses                                           (241.72)
                                                  ---------
 Net Income                                          343.33
                                                  ---------
NET ASSET VALUE, DECEMBER 31, 2001:               $3,506.92
                                                  =========
 Expense Ratio                                         7.7%
 Net Income Ratio                                     10.8%
TOTAL RETURN                                          10.9%

6. Legal Matters

In April 2001, the Appellate Division of New York State dismissed the class action previously disclosed in the Partnership's Annual Report for the year ended December 31, 2000. Because plaintiffs did not exercise their right to appeal any further, this dismissal constituted a final resolution of the case.

[LOGO] Morgan Stanley                                        FIRST-CLASS MAIL
c/o Morgan Stanley Trust Company,                            U.S. POSTAGE PAID
Attention: Managed Futures, 7th Floor,                         LANCASTER, PA
Harborside Financial Center, Plaza Two                        PERMIT NO. 374
Jersey City, NJ 07311-3977

ADDRESS SERVICE REQUESTED


[LOGO] printed on recycled paper