Form 10-Q
period 2002-03-31
COLUMBIA FUTURES FUND
filed 2002-05-13
CIK 701286

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to__________________


Commission File Number 0-12431

	COLUMBIA FUTURES FUND

	(Exact name of registrant as specified in its charter)


		New York						     13-3103617
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
825 Third Avenue, 8th Fl., New York, NY		   	  10022
(Address of principal executive offices)	  	     (Zip Code)

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

	March 31, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of March 31, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited)........................3

		Statements of Changes in Partners' Capital for the
		Quarters Ended 	March 31, 2002 and 2001 (Unaudited).........4

		Statements of Cash Flows for the Quarters Ended
		March 31, 2002 and 2001 (Unaudited) .......................5

		Notes to Financial Statements (Unaudited)...............6-10

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 11-16

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................17-29

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings..................................... 30

Item 6.	Exhibits and Reports on Form 8-K....................30-31







PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	COLUMBIA FUTURES FUND
	STATEMENTS OF FINANCIAL CONDITION
	       March 31,	       December 31,
	      2002     	        2001
	$	        $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	7,811,721	8,557,221

	Net unrealized gain on open contracts (MS & Co.)	96,194	636,416
	Net unrealized gain (loss) on open contracts (MSIL)	        6,925         	(15,150)

	Total net unrealized gain on open contracts	     103,119	     621,266

		Total Trading Equity	7,914,840	9,178,487

Interest receivable (Morgan Stanley DW)	10,178	10,429
Due from Morgan Stanley DW	        9,822	         4,156

		Total Assets	 7,934,840  	      9,193,072

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Administrative expenses payable	121,703	108,464
	Redemptions payable	77,878	87,673
	Accrued management fees	      13,022	         15,141

		Total Liabilities	     212,603	       211,278

Partners' Capital

	Limited Partners (2,357.051 and
		2,461.166 Units, respectively)	7,407,948	8,631,102
	General Partner (100 Units)	     314,289 	       350,692


	Total Partners' Capital	   7,722,237	     8,981,794

	Total Liabilities and Partners' Capital	    7,934,840	   9,193,072


NET ASSET VALUE PER UNIT	      3,142.89	        3,506.92

	The accompanying notes are an integral part of these financial statements.


	COLUMBIA FUTURES FUND
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended March 31,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	(272,034)	705,369
		Net change in unrealized	  (518,147)	   100,897

			Total Trading Results 	(790,181)	806,266

	Interest Income (Morgan Stanley DW)	      29,820  	    82,559

			Total  	    (760,361)	  888,825


EXPENSES

	Brokerage commissions (Morgan Stanley DW)	82,485	84,663
	Management fees	41,968	42,551
	Administrative expenses	24,000	17,000
	Transaction fees and costs	     3,963	     4,298

			Total 	  152,416	   148,512


NET INCOME (LOSS)	    (912,777)	  740,313


NET INCOME (LOSS) ALLOCATION

	Limited Partners	(876,374)	712,627
	General Partner	(36,403)	27,686


NET INCOME (LOSS) PER UNIT

	Limited Partners	(364.03)	276.86
	General Partner	(364.03)	276.86


	The accompanying notes are an integral part of these financial statements.


	COLUMBIA FUTURES FUND
	STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Quarters Ended March 31, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                         $                          $                        $

Partners' Capital,
   December 31, 2000	2,688.159           8,187,878   	316,359            8,504,237

Net Income	                                                                  -      	712,627	27,686	740,313

Redemptions	    (29.993)	   (99,250)	      -     	   (99,250)

Partners' Capital,
   March 31, 2001	  2,658.166	8,801,255	344,045	  9,145,300





Partners' Capital,
	December 31, 2001	2,561.166	8,631,102	350,692	8,981,794

Net Loss	                                                                      - 	(876,374)	(36,403)	(912,777)

Redemptions	  (104.115)	   (346,780)	      -      	(346,780)

Partners' Capital,
	March 31, 2002	2,457.051	 7,407,948	314,289	7,722,237












The accompanying notes are an integral part of these financial statements.



	COLUMBIA FUTURES FUND
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Quarters Ended March 31,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	(912,777)	740,313
Noncash item included in net income (loss):
		Net change in unrealized	518,147	(100,897)

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	251	5,757
		Due from Morgan Stanley DW	(5,666)                              -

Increase (decrease) in operating liabilities:
		Administrative expenses payable	13,239	14,855
		Accrued management fees	     (2,119)	      1,154

Net cash provided by (used for) operating activities	(388,925)	  661,182


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable 	(9,795)	50,081
Redemptions of Units	(346,780)	  (99,250)

Net cash used for financing activities	(356,575)	    (49,169)

Net increase (decrease) in cash	(745,500)	612,013

Balance at beginning of period	8,557,221	 7,719,952

Balance at end of period	7,811,721	  8,331,965






	The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS


March 31, 2002
(Unaudited)

The unaudited financial statements contained herein include, in the opinion of management, all adjustments necessary for a fair presentation of the results of operations and financial condition of Columbia Futures Fund (the "Partnership"). The financial statements and condensed notes herein should be read in conjunction with the Partnership's December 31, 2001 Annual Report on Form 10-K.

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

3.  Financial Instruments
The Partnership trades futures contracts and forward contracts on foreign currencies, financial instruments, and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.

The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial
Accounting Standard No. 133, "Accounting for Derivative
Instruments and Hedging Activities" ("SFAS No. 133").  SFAS No.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

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

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                    Net Unrealized Gains (Losses)
                          On Open Contracts             Longest Maturities

                 Exchange-   Off-Exchange-           Exchange-   Off-Exchange-
Date              Traded        Traded      Total     Traded        Traded
                    $             $           $

Mar. 31, 2002     231,908 	(128,789)	103,119	Mar. 2003	Jun. 2002
Dec. 31, 2001	      18,999       602,267  	621,266	Dec. 2002	Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

all open futures contracts, which funds, in the aggregate, totaled $8,043,629 and $8,576,220 at March 31, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

Liquidity - The Partnership deposits its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Advisor, which assets are used as margin to engage in trading. The assets are held in either non-interest bearing bank accounts or in securities and instruments permitted by the CFTC for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading. Since the Partnership's sole purpose is to trade in futures and forwards, it is expected that the Partnership will continue to own such liquid assets for margin purposes.

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

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three month periods ended March 31, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

For the Quarter Ended March 31, 2002
For the quarter ended March 31, 2002, the Partnership recorded total trading losses, net of interest income, of $760,361 and posted a decrease in net asset value per Unit. The most significant losses of approximately 9.7% were recorded in the currency markets primarily during March from previously established long positions in the South African rand as its value reversed lower versus the U.S. dollar on mounting concerns ahead of Zimbabwe's presidential elections. Additional currency losses were incurred during early March from previously established short positions in the Japanese yen as its value moved higher versus the U.S. dollar amid a repatriation of assets from the U.S. to Japan. As a result of this strengthening, new long Japanese yen positions were established resulting in additional losses later in March when the value of the yen fell on expectations that repatriation flows would end with the Japanese fiscal year. Additional losses of 1.6% were recorded in the global stock index futures markets during February from previously established long DAX Index futures positions as German equity prices moved lower amid weakness in the telecom sector. Smaller losses of approximately 1.1% were recorded in the global interest rate futures markets during March from long positions in U.S. interest rate futures as prices were pushed lower on optimism for a U.S. economic recovery. A portion of the Partnership's overall losses for the quarter was offset by gains of approximately 2.9% recorded in the energy markets during February and March from long crude oil futures positions as oil prices trended higher amid escalating tensions in the Middle East and supply/demand factors. Total expenses for the three months ended March 31, 2002, were $152,416, resulting in a net loss of $912,777. The net asset value of a Unit decreased from $3,506.92 at December 31, 2001 to $3,142.89 at March 31, 2002.

For the Quarter Ended March 31, 2001
For the quarter ended March 31, 2001, the Partnership recorded total trading revenues, including interest income, of $888,825 and posted an increase in net asset value per Unit. The most significant gains of approximately 7.8% were recorded throughout the majority of the quarter in the currency markets from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation of and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Additional gains were recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. In the global interest rate futures markets, profits of approximately 3.2% were recorded throughout the majority of the quarter from long positions in Japanese government bond futures as prices moved higher on concerns regarding that country's economy. In the global stock index futures markets, gains of approximately 1.7% were recorded during February and March from short positions in U.S. stock index futures as global stock prices continued to trend lower on worries that the U.S. economic slowdown will ignite a global downturn. These gains were partially offset by losses of approximately 4.9% recorded primarily during January and early February in the energy markets from short futures positions in crude oil and its related products as prices increased amid cold weather forecasts, OPEC production cuts and a tightening in U.S. crude oil supplies. Newly established long futures positions in crude oil resulted in additional losses during late February and early March as prices moved lower pressured by a higher-than-anticipated increase in U.S. crude supplies and a forecast projecting a decline in demand. Total expenses for the three months ended March 31, 2001 were $148,512, resulting in net income of $740,313. The net asset value of a Unit increased from $3,163.59 at December 31, 2000 to $3,440.45 at March 31, 2001.

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

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at March 31, 2002 and 2001. At March 31, 2002 and 2001, the Partnership's total capitalization was approximately $8 million and $9 million, respectively.

	Primary Market          March 31, 2002     March 31, 2001
     Risk Category            Value at Risk      Value at Risk

Currency	(1.53)%	(2.77)%
	Interest Rate	(0.61)	(0.85)
	Equity	(0.40)	(0.41)
	Commodity	(0.78)	(0.63)
	Aggregate Value at Risk	(1.95)%	(2.99)%

Aggregate Value at Risk represents the aggregate VaR of all the Partnership's open positions and not the sum of the VaR of the individual market categories listed above. Aggregate VaR will be lower as it takes into account correlation among different positions and categories.

The table above represents the VaR of the Partnership's open positions at March 31, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from April 1, 2001 through March 31, 2002.

Primary Market Risk Category        High      Low      Average
Currency   	(2.73)%	(1.53)%	(2.34)%

Interest Rate 	(0.93)	(0.61)	(0.77)

Equity  	(0.56)	(0.40)	(0.47)

Commodity	(0.78)	(0.57)	(0.68)

Aggregate Value at Risk	(3.05)%	(1.95)%	(2.68)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at March 31, 2002 and 2001, and for the end of the four quarterly reporting periods from April 1, 2001 through March 31, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At March 31, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 97% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at March 31, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at March 31, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At March 31, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure at March 31, 2002 was to the global interest rate complex. Exposure was primarily spread across the Japanese, U.S., and German interest rate sectors. Interest rate movements directly affect the price of sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the United States and the other G-7 countries. The G-7 countries consist of France, U.S., Britain, Germany, Japan, Italy and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g. Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership's primary equity exposure at March 31, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At March 31, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), DAX (Germany) and Dow Jones Euro Stoxx 50 (Europe) stock indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At March 31, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude and heating oil. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. It is possible that volatility will remain high. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets.

Soft Commodities and Agriculturals.  At March 31, 2002, the
Partnership had exposure in the markets that comprise these sectors. Most of the exposure was to the sugar and coffee markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at March 31, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at March 31, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at March 31, 2002 were in Australian and Canadian dollars. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amendment to Limited Partnership Agreement of Columbia
Futures Fund, dated as of February 14, 1985 is
incorporated by reference to Exhibit 3.01 of the
Partnership's Annual Report on Form 10-K for the fiscal
year ended December 31, 1985 (File No. 0-12431).
10.01	Advisory Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc. dated as of January 20,
1987 is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (File 0-12431).
10.03	Amended and Restated Customer Agreement, dated as of
December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
10.03 of the Partnership's Quarterly Report on Form 10-
Q/A for the quarter ended March 31, 2000 (File No. 0-
12431).
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




                        Columbia Futures Fund
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

May 13, 2002            By:/s/Raymond E.Koch________________
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.