Form 10-Q
period 2002-06-30
COLUMBIA FUTURES FUND
filed 2002-08-13
CIK 701286

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to  ________________


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

Registrant's telephone number, including area code (201) 209-8400




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

	June 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of June 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		June 30, 2002 and 2001 (Unaudited). .......................3

		Statements of Operations for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited). .......................4

		Statements of Changes in Partners' Capital for the
		Six Months Ended 	June 30, 2002 and 2001 (Unaudited)........5

		Statements of Cash Flows for the Six Months Ended
		June 30, 2002 and 2001 (Unaudited) ........................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 6.	Exhibits and Reports on Form 8-K....................36-37




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	COLUMBIA FUTURES FUND
	STATEMENTS OF FINANCIAL CONDITION
	       June 30,	       December 31,
	      2002     	        2001
	$	        $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	8,682,785	8,557,221

	Net unrealized gain on open contracts (MS & Co.)	1,222,404	636,416
	Net unrealized loss on open contracts (MSIL)	     (37,343)	      (15,150)

	Total net unrealized gain on open contracts	  1,185,061	     621,266

		Total Trading Equity	9,867,846	9,178,487

Due from Morgan Stanley DW               23,357	      4,156
Interest receivable (Morgan Stanley DW)       10,468	   10,429

		Total Assets	  9,901,671	 9,193,072

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees	233,678	 -
	Administrative expenses payable	85,004	108,464
	Redemptions payable	19,644	87,673
	Accrued management fees	       16,360	       15,141

		Total Liabilities	     354,686	     211,278

Partners' Capital

	Limited Partners (2,330.051 and
		2,461.166 Units, respectively)	9,154,113	8,631,102
	General Partner (100 Units)	     392,872	     350,692

	Total Partners' Capital	  9,546,985	  8,981,794

	Total Liabilities and Partners' Capital	  9,901,671	  9,193,072


NET ASSET VALUE PER UNIT	    3,928.72                               3,506.92

	The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended June 30,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	1,229,871	(215,532)
		Net change in unrealized	 1,081,942	  (695,639)

			Total Trading Results 	2,311,813	(911,171)

	Interest income (Morgan Stanley DW)	      29,585	    63,327

			Total	 2,341,398	 (847,844)


EXPENSES

	Incentive fees	233,705	 -
	Brokerage commissions (Morgan Stanley DW)	117,120	84,896
	Management fees	44,127	41,673
	Administrative expenses	23,000	21,000
	Transaction fees and costs	        6,395	      4,544

			Total	    424,347	  152,113


NET INCOME (LOSS)	 1,917,051	 (999,957)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	1,838,468	(962,251)
	General Partner	78,583	(37,706)


NET INCOME (LOSS) PER UNIT

	Limited Partners	785.83	(377.06)
	General Partner	785.83	(377.06)



	The accompanying notes are an integral part of these financial statements.


	COLUMBIA FUTURES FUND
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Six Months Ended June 30,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	957,837	489,837
		Net change in unrealized	    563,795	  (594,742)

			Total Trading Results 	1,521,632	(104,905)

	Interest income (Morgan Stanley DW)	      59,405	   145,886

			Total  	 1,581,037	     40,981


EXPENSES

	Incentive fees	233,705	 -
	Brokerage commissions (Morgan Stanley DW)	199,605	169,559
	Management fees	86,095	84,224
	Administrative expenses	47,000	38,000
	Transaction fees and costs	      10,358	     8,842

			Total 	    576,763	   300,625


NET INCOME (LOSS)	 1,004,274	 (259,644)


NET INCOME (LOSS) ALLOCATION

	Limited Partners	962,094	(249,624)
	General Partner	42,180	(10,020)


NET INCOME (LOSS) PER UNIT

	Limited Partners	421.80	(100.20)
	General Partner	421.80	(100.20)

	The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
	For the Six Months Ended June 30, 2002 and 2001
	(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                            $                          $                        $

Partners' Capital,
   December 31, 2000	2,688.159	8,187,878	316,359	8,504,237

Net Loss	 -	(249,624)	(10,020)	(259,644)

Redemptions	     (54.993)	  (178,176)	       -     	  (178,176)

Partners' Capital,
   June 30, 2001	 2,633.166	 7,760,078	 306,339	 8,066,417





Partners' Capital,
	December 31, 2001	2,561.166	8,631,102	350,692	8,981,794

Net Income	 -	962,094	42,180	1,004,274

Redemptions	   (131.115)	   (439,083)	       -     	  (439,083)

Partners' Capital,
	June 30, 2002	 2,430.051	 9,154,113	 392,872	 9,546,985









The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Six Months Ended June 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	1,004,274	(259,644)
Noncash item included in net income (loss):
		Net change in unrealized	(563,795)	594,742

(Increase) decrease in operating assets:
		Due from Morgan Stanley DW	(19,201)	13,413
		Interest receivable (Morgan Stanley DW)	           (39)	  (7,010)

Increase (decrease) in operating liabilities:
		Accrued incentive fees	233,678	       -
		Administrative expenses payable	(23,460)	28,730
		Accrued management fees	        1,219	         (742)

Net cash provided by operating activities	    632,676	   369,489


CASH FLOWS FROM FINANCING ACTIVITIES

Decrease in redemptions payable 	(68,029)	(6,828)
Redemptions of Units	  (439,083)	  (178,176)

Net cash used for financing activities	  (507,112)	  (185,004)

Net increase in cash	125,564	184,485

Balance at beginning of period	  8,557,221	 7,719,952

Balance at end of period	  8,682,785	 7,904,437






	The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS

June 30, 2002
(Unaudited)

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

The general partner of the Partnership is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The sole trading advisor to the Partnership is John W. Henry & Company, Inc. (the "Trading Advisor").

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

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

The market value of contracts is based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The Partnership's contracts are accounted for on a trade-date basis and marked to market on a daily basis. The Partnership accounts for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

                        Net Unrealized Gains
                          On Open Contracts             Longest Maturities

                 Exchange-   Off-Exchange-           Exchange-   Off-Exchange-
Date              Traded        Traded      Total     Traded        Traded
                    $             $           $

Jun. 30, 2002     286,173      898,888   	1,185,061   Jun. 2003    Sep. 2002
Dec. 31, 2001	      18,999      602,267     621,266	   Dec. 2002    Mar. 2002

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

all open futures contracts, which funds, in the aggregate, totaled $8,968,958 and $8,576,220 at June 30, 2002 and December 31, 2001,
respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

The Partnership has never had illiquidity affect a material portion of its assets.

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect the Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Capital Resources. The Partnership does not have, nor expect to have, any capital assets. Redemptions of additional units of limited partnership interest ("Unit(s)") in the future will affect the amount of funds available for investment in futures and forwards in subsequent periods. It is not possible to estimate the amount and therefore the impact of future redemptions of Units.

There are no known material trends, favorable or unfavorable, nor any expected material changes to the Partnership's capital resource arrangements at the present time.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and six month periods ended June 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note, however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following. The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis. Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Six Months Ended June 30, 2002
For the quarter ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,341,398 and posted an increase in net asset value per Unit. The most significant gains of approximately 29.6% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, the Japanese yen, the Norwegian krone and the Swiss franc relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. In the global stock index futures markets, gains of approximately 1.5% were recorded from short positions in U.S. and European stock index futures as prices decreased on geopolitical concerns and uncertainty surrounding a global economic recovery. Additional gains of approximately 1.3% were recorded in the global interest rate futures markets from long positions in Japanese interest rate futures as prices trended higher amid declining equity prices. A portion of the Partnership's overall gains for the quarter was offset by losses of approximately 2.2% in the energy markets primarily from previously established long futures positions in crude oil as prices moved lower on supply and demand concerns. This weakness in crude oil resulted in newly established short futures positions, which then added to previous losses as prices strengthened during June. Total expenses for the three months ended June 30, 2002 were $424,347, resulting in net income of $1,917,051. The net asset value of a Unit increased from $3,142.89 at March 31, 2002 to $3,928.72 at June 30, 2002.

For the six months ended June 30, 2002, the Partnership recorded total trading revenues, including interest income, of $1,581,037 and posted an increase in net asset value per Unit. The most significant gains of approximately 17.0% were recorded in the currency markets primarily during May and June from previously established long positions in the euro, the Swiss franc and the Norwegian krone relative to the U.S. dollar as the value of these currencies strengthened against the U.S. dollar amid falling equity prices, concerns regarding corporate accounting integrity and weak economic data. Additional gains of approximately 0.6% were recorded in the energy markets from long positions in crude oil, as prices continued to trend higher during March amid escalating tensions in the Middle East and supply and demand factors. A portion of the Partnership's overall gains for the first six months was offset by losses of approximately 2.5% in the agricultural markets primarily from positions in sugar futures as prices moved without consistent direction amid supply and demand concerns. Total expenses for the six months ended June 30, 2002 were $576,763, resulting in net income of $1,004,274. The net asset value of a Unit increased from $3,506.92 at December 31, 2001 to $3,928.72 at June 30, 2002.

For the Quarter and Six Months Ended June 30, 2001
For the quarter ended June 30, 2001, the Partnership recorded total trading losses, net of interest income, of $847,844 and posted a decrease in net asset value per Unit. The most significant losses of approximately 3.3% were recorded in the global stock index futures markets primarily during April from short positions in U.S. and European stock index futures as equity prices reversed higher, after plummeting during February and March, amid optimism regarding corporate earnings and a surprise interest rate cut by the U.S. Federal Reserve on April 18th. During May and early June, losses were experienced from long positions in U.S. and European stock index futures as prices in these markets declined on earnings warnings and weak economic data in the U.S. and Germany. In the currency markets, losses of approximately 3.2% were recorded primarily during April and May from short positions in the Japanese yen as the value of the yen reversed higher versus the U.S. dollar following the surprise interest rate cut by the U.S. Federal Reserve and on optimism that the Japanese government would unveil an emergency package to stimulate that country's ailing economy. During early June, additional losses were incurred from long positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on the Bank of Japan's decision to keep its monetary policy unchanged. In the energy markets, losses of approximately 2.5% were experienced primarily during early April from short futures positions in crude oil and heating oil as prices reversed sharply higher on supply concerns and refinery production problems and expectations that inventory data will show drawdowns. During June, additional losses were experienced from long futures positions in crude oil and its related products as prices declined on reports of an increase in supplies. These losses were partially offset by gains of approximately 0.3% recorded in the agricultural markets throughout the majority of the quarter from short positions in corn and wheat futures as prices decreased on forecasts for wet, cool weather conditions in the U.S. midwest and on reports of declining demand. Total expenses for the three months ended June 30, 2001 were $152,113, resulting in a net loss of $999,957. The net asset value of a Unit decreased from $3,440.45 at March 31, 2001 to $3,063.39 at June 30, 2001.

For the six months ended June 30, 2001, the Partnership recorded total trading revenues, including interest income, of $40,981 and, after expenses, posted a decrease in net asset value per Unit. The most significant losses of approximately 7.3% were recorded in the energy markets throughout the first six months of the year from crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. In the global stock index futures markets, losses of approximately 1.6% were recorded primarily during April from short positions in U.S. and European stock index futures as equity prices reversed higher, after plummeting during February and March, amid optimism regarding corporate earnings and a surprise interest rate cut by the U.S. Federal Reserve on April 18th. During May and early June, losses were experienced from long positions in U.S. and European stock index futures as prices in these markets declined on earnings warnings and weak economic data in the U.S. and Germany. These losses were partially offset by gains of approximately 4.4% recorded in the currency markets throughout a majority of the first quarter from short positions in the Japanese yen as the value of the yen weakened relative to the U.S. dollar on continuing concerns for the Japanese economy and in both anticipation and reaction to the Bank of Japan's decision to reinstate its zero interest rate policy. Profits were also recorded from short positions in the Singapore dollar as its value weakened versus the U.S. dollar on the heels of the declining Japanese yen. In the global interest rate futures markets, profits of approximately 1.5% were recorded primarily during January and February from long positions in Japanese interest rates futures as Japanese government bond prices increased amid weak Japanese stock prices and disappointing economic data in the country. Total expenses for the six months ended June 30, 2001 were $300,625, resulting in a net loss of $259,644. The net asset value of a Unit decreased from $3,163.59 at December 31, 2000 to $3,063.39 at June 30, 2001.

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

In other words, one-day VaR for a portfolio is a number such that losses in this portfolio are estimated to exceed the VaR only one day in 100.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily 'simulated profit and loss' outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other companies.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at June 30, 2002 and 2001. At June 30, 2002 and 2001, the Partnership's total capitalization was approximately $10 million and $8 million, respectively.

	Primary Market           June 30, 2002      June 30, 2001
     Risk Category            Value at Risk      Value at Risk

Currency	(3.19)%	(2.73)%
	Interest Rate	(0.96)	(0.85)
	Equity	(0.65)	(0.56)
	Commodity	(0.91)	(0.72)
	Aggregate Value at Risk	(3.47)%	(2.77)%

The VaR for a market category represents the one-day downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at June 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from July 1, 2001 through June 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency	(3.19)%	(1.53)%	(2.47)%

Interest Rate 	(0.96)	(0.61)	(0.80)

Equity  	(0.65)	(0.40)	(0.50)

Commodity	(0.91)	(0.57)	(0.73)

Aggregate Value at Risk	(3.47)%	(1.95)%	(2.85)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at June 30, 2002 and 2001, and for the end of the four quarterly reporting periods from July 1, 2001 through June 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At June 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 78% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

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

The following were the primary trading risk exposures of the Partnership at June 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at June 30, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies. At June 30, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure at June 30, 2002 was to the global interest rate complex. Exposure was primarily spread across the Japanese, U.S., and German interest rate sectors. Interest rate movements directly affect the price of sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that G-7 and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership's primary equity exposure at June 30, 2002 was to equity price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At June 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), Euro Stoxx 50 (Europe) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse trends or static markets in the G-7 indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At June 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products and natural gas. Price movements in these markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets.

Soft Commodities and Agriculturals.  At June 30, 2002, the
Partnership had exposure in the markets that comprise these sectors. Most of the exposure was to the sugar, corn and cotton markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at June 30, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets. The Trading Advisor has, from time to time, taken positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
The following was the only non-trading risk exposure of the Partnership at June 30, 2002:

Foreign Currency Balances. The Partnership's primary foreign currency balances at June 30, 2002 were in euros and Japanese yen. The Partnership controls the non-trading risk of these balances by regularly converting them back into U.S. dollars upon liquidation of their respective positions.

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

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amendment to Limited Partnership Agreement of Columbia
Futures Fund, dated as of February 14, 1985 is
incorporated by reference to Exhibit 3.01 of the
Partnership's Annual Report on Form 10-K for the fiscal
year ended December 31, 1985 (File No. 0-12431).
10.01	Advisory Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of January 20,
1987 is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (File 0-12431).
10.03	Amended and Restated Customer Agreement, dated as of
December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
10.03 of the Partnership's Quarterly Report on Form 10-
Q/A for the quarter ended March 31, 2000 (File No. 0-
12431).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-12431) filed
with the Securities and Exchange Commission on November
13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and
acknowledged and agreed to by Morgan Stanley DW Inc.,
dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
12431) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of
	the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on November 13,
2001.
10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange
Commission on November 13, 2001.
10.08	Amendment No. 3 to Advisory Agreement between the
Partnership and John W. Henry & Company, Inc., dated as
of November 30, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
12431) filed with the Securities and Exchange Commission
on January 3, 2001.
10.09	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is
incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on November 13, 2001.
99.01	Certification of Periodic Financial Reports.

(B)	  Reports on Form 8-K - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        Columbia Futures Fund
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

August 13, 2002         By:/s/Raymond E.Koch________________
                              Raymond E. Koch
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Columbia Futures Fund (the "Partnership") on Form 10-Q for the period ended June 30, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Robert E. Murray, President,
Demeter Management Corporation, general partner of the
Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.










By:	  /s/	Robert E. Murray

Name:		Robert E. Murray
Title:	Chairman of the Board and President

Date:		August 13, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Columbia Futures Fund (the "Partnership") on Form 10-Q for the period ended June 30,
2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Raymond E. Koch, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(3)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(4)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.










By:	  /s/	Raymond E. Koch

Name:		Raymond E. Koch
Title:	Chief Financial Officer

Date:		August 14, 2002