Form 10-Q
period 2002-09-30
COLUMBIA FUTURES FUND
filed 2002-11-14
CIK 701286

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-Q



[X]	Quarterly report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the transition period from               to  ________________


Commission File Number 0-12431

	COLUMBIA FUTURES FUND

	(Exact name of registrant as specified in its charter)


		New York						     13-3103617
(State or other jurisdiction of		   	  (I.R.S. Employer
incorporation or organization)			      Identification No.)

Demeter Management Corporation
c/o Managed Futures Department
Harborside Financial Center
Plaza Two, 1st Floor, Jersey City, NJ      	   	  07311
(Address of principal executive offices)	  	     (Zip Code)

Registrant's telephone number, including area code (201) 209-8400


825 Third Ave., 8th Floor, New York, NY 10022

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

	September 30, 2002




PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

		Statements of Financial Condition as of September 30, 2002
 		(Unaudited) and December 31, 2001..........................2

		Statements of Operations for the Quarters Ended
		September 30, 2002 and 2001 (Unaudited). ..................3

		Statements of Operations for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited). ..................4

		Statements of Changes in Partners' Capital for the
		Nine Months Ended 	September 30, 2002 and 2001 (Unaudited)..5

		Statements of Cash Flows for the Nine Months Ended
		September 30, 2002 and 2001 (Unaudited) ...................6

		Notes to Financial Statements (Unaudited)...............7-11

Item 2.	Management's Discussion and Analysis of
			Financial Condition and Results of Operations...... 12-21

Item 3.	Quantitative and Qualitative Disclosures about
			Market Risk.........................................22-35

Item 4.	Controls and Procedures................................35

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings......................................36

Item 5.	Other Information...................................36-38

Item 6.	Exhibits and Reports on Form 8-K....................38-39




PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

	COLUMBIA FUTURES FUND
	STATEMENTS OF FINANCIAL CONDITION
	         September 30,	       December 31,
	        2002        	        2001
	$	        $
	(Unaudited)
ASSETS
Equity in futures interests trading accounts:
	Cash	9,808,313	8,557,221

	Net unrealized gain on open contracts (MS&Co.)	436,744	636,416
	Net unrealized gain (loss) on open contracts (MSIL)	          50,080 	      (15,150)

	Total net unrealized gain on open contracts	         486,824 	     621,266

		Total Trading Equity	10,295,137	9,178,487

Interest receivable (Morgan Stanley DW)	11,053	      10,429
Due from Morgan Stanley DW	                582 	        4,156

		Total Assets	    10,306,772 	 9,193,072

LIABILITIES AND PARTNERS' CAPITAL

Liabilities

	Accrued incentive fees	140,043 	 -
	Administrative expenses payable	88,100 	108,464
	Accrued management fees	16,991 	       15,141
	Redemptions payable	             8,374	       87,673

		Total Liabilities	         253,508 	     211,278

Partners' Capital

	Limited Partners (2,301.051 and
		2,461.166 Units, respectively)	9,634,561	8,631,102
	General Partner (100 Units)	         418,703 	     350,692

	Total Partners' Capital	    10,053,264 	  8,981,794

	Total Liabilities and Partners' Capital	    10,306,772 	  9,193,072


NET ASSET VALUE PER UNIT	         4,187.03 	    3,506.92

	The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF OPERATIONS
(Unaudited)





	     For the Quarters Ended September 30,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	1,595,635 	121,682
		Net change in unrealized	       (698,237) 	  274,746
				897,398	396,428
	Other revenue	          24,194	      -

			Total Trading Results 	921,592 	396,428

	Interest Income (Morgan Stanley DW)	          33,996 	    53,507

			Total	        955,588 	 449,935


EXPENSES

	Incentive fees	140,542 	 -
	Brokerage commissions (Morgan Stanley DW)	108,934 	101,205
	Management fees	49,612 	39,895
	Administrative expenses	28,000 	24,000
	Transaction fees and costs	             5,642 	      4,190

			Total	         332,730 	  169,290


NET INCOME	         622,858 	  280,645


NET INCOME ALLOCATION

	Limited Partners	597,027 	269,938
	General Partner	25,831 	10,707


NET INCOME PER UNIT

	Limited Partners	258.31 	107.07
	General Partner	258.31 	107.07

	The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF OPERATIONS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002   	   2001
	      $	   $
REVENUES
	Trading profit (loss):
		Realized	2,553,472 	611,519
		Net change in unrealized	        (134,442) 	   (319,996)
				        2,419,030 	   291,523
	Other revenue	           24,194	         -

			Total Trading Results 	      2,443,224	291,523

	Interest income (Morgan Stanley DW)	           93,401 	   199,393

			Total  	      2,536,625 	   490,916


EXPENSES

	Incentive fees	 374,247 	 -
	Brokerage commissions (Morgan Stanley DW)	 308,539 	270,764
	Management fees	135,707 	124,119
	Administrative expenses	75,000 	62,000
	Transaction fees and costs	           16,000 	     13,032

			Total 	         909,493 	    469,915


NET INCOME	      1,627,132 	     21,001


NET INCOME ALLOCATION

	Limited Partners	 1,559,121 	20,314
	General Partner	 68,011 	687


NET INCOME PER UNIT

	Limited Partners	680.11 	6.87
	General Partner	680.11 	6.87

	The accompanying notes are an integral part of these financial statements.


COLUMBIA FUTURES FUND
STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
For the Nine Months Ended September 30, 2002 and 2001
(Unaudited)




	Units of
	Partnership	Limited	General
	   Interest   	Partners	Partner	Total
                                               $                          $                        $

Partners' Capital,
   December 31, 2000	2,688.159	8,187,878	316,359	8,504,237

Net Income	 -	20,314	687	21,001

Redemptions	     (70.993) 	  (227,624) 	       -     	  (227,624)

Partners' Capital,
   September 30, 2001	 2,617.166 	 7,980,568 	 317,046 	 8,297,614





Partners' Capital,
	December 31, 2001	2,561.166	8,631,102	350,692	8,981,794

Net Income	-	1,559,121 	68,011 	1,627,132

Redemptions	  (160.115)	  (555,662)	        -    	  (555,662)

Partners' Capital,
	September 30, 2002	 2,401.051	 9,634,561	  418,703 	10,053,264












The accompanying notes are an integral part of these financial statements.

	COLUMBIA FUTURES FUND
	STATEMENTS OF CASH FLOWS
(Unaudited)





	    For the Nine Months Ended September 30,

	      2002     	      2001
	      $	      $


CASH FLOWS FROM OPERATING ACTIVITIES
Net income	1,627,132 	21,001
Noncash item included in net income:
		Net change in unrealized	134,442	319,996

(Increase) decrease in operating assets:
		Interest receivable (Morgan Stanley DW)	(624) 	16,688
		Due from Morgan Stanley DW	3,574 	(2,782)

Increase (decrease) in operating liabilities:
		Accrued incentive fees	140,043 	       -
		Administrative expenses payable	(20,364) 	19,397
		Accrued management fees	           1,850 	         (334)

Net cash provided by operating activities	    1,886,053 	   373,966


CASH FLOWS FROM FINANCING ACTIVITIES

Increase (decrease) in redemptions payable 	 (79,299) 	6,389
Redemptions of Units	      (555,662) 	  (227,624)

Net cash used for financing activities	      (634,961) 	  (221,235)

Net increase in cash	1,251,092 	152,731

Balance at beginning of period	    8,557,221 	 7,719,952

Balance at end of period	    9,808,313 	 7,872,683




	The accompanying notes are an integral part of these financial statements.




<page

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS

September 30, 2002
(Unaudited)

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

The Partnership's general partner is Demeter Management Corporation ("Demeter"). The non-clearing commodity broker is Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers are Morgan Stanley & Co. Inc. ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The sole trading advisor to the Partnership is John W. Henry & Company, Inc. (the "Trading Advisor").

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $24,194 as of August 31, 2002.

2.  Related Party Transactions
The Partnership's cash is on deposit with Morgan Stanley DW, MS & Co. and MSIL in futures and forwards trading accounts to meet margin requirements as needed. Morgan Stanley DW pays interest on these funds based on the average yield on 13-week U.S. Treasury bill rates. The Partnership pays brokerage commissions to Morgan Stanley DW.

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

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONTINUED)

The net unrealized gains (losses) on open contracts, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                   Net Unrealized Gains(Losses)
                          On Open Contracts             Longest Maturities

                 Exchange-   Off-Exchange-           Exchange-   Off-Exchange-
Date              Traded        Traded      Total     Traded        Traded
                    $             $           $

Sept. 30, 2002     592,035    (105,211)    486,824   Sep. 2003    Dec. 2002
Dec. 31, 2001	      18,999      602,267     621,266	   Dec. 2002    Mar. 2002

The Partnership has credit risk associated with counterparty non-performance. The credit risk associated with the instruments in which the Partnership is involved is limited to the amounts reflected in the Partnership's statements of financial condition.

The Partnership also has credit risk because Morgan Stanley DW, MS & Co. and MSIL act as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange-traded futures contracts are marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS & Co., and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts,

COLUMBIA FUTURES FUND
NOTES TO FINANCIAL STATEMENTS (CONCLUDED)

are required, pursuant to regulations of the Commodity Futures Trading Commission ("CFTC"), to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains (losses) on all open futures contracts, which funds, in the aggregate, totaled $10,400,348 and $8,576,220 at September 30, 2002 and December 31,
2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there are no daily settlements of variations in value nor is there any requirement that an amount equal to the net unrealized gains (losses) on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership is at risk to the ability of MS & Co., the sole counterparty on all of such contracts, to perform. The Partnership has a netting agreement with MS & Co. This agreement, which seeks to reduce both the Partnership's and MS & Co.'s exposure on off-exchange-traded forward currency contracts, should materially decrease the Partnership's credit risk in the event of MS & Co.'s bankruptcy or insolvency.

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

There are no material trends, demands, commitments, events or uncertainties known at the present time that will result in or that are reasonably likely to result in the Partnership's liquidity increasing or decreasing in any material way.

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

The Partnership has no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future payments that would affect he Partnership's liquidity or capital resources. The contracts traded by the Partnership are accounted for on a trade-date basis and marked to market on a daily basis. The value of foreign currency forward contracts is based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations
General. The Partnership's results depend on the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three and nine month periods ended September 30, 2002 and 2001 and a general discussion of its trading activities during each period. It is important to note however, that the Trading Advisor trades in various markets at different times and that prior activity in a particular market does not mean that such market will be actively traded by the Trading Advisor or will be profitable in the future. Consequently, the results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these financial statements, including the following: The contracts the Partnership trades are accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value is recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions are closed out, and the sum of these amounts constitutes the Partnership's trading revenues. Earned interest income revenue, as well as management fees, incentive fees and brokerage expenses of the Partnership are recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those presently used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

For the Quarter and Nine Months Ended September 30, 2002
For the quarter ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $955,588 and posted an increase in net asset value per Unit. The most significant gains of approximately 9.2% were recorded in the global interest rate futures markets from previously established long positions in U.S., European, and Japanese interest rate futures, as prices trended higher throughout the quarter due to investors seeking a safe haven from falling equity prices and increased pessimism regarding a global economic recovery. Additional gains of approximately 5.0% were recorded in the global stock index futures markets, primarily during July and August, from short positions in European and U.S. stock index futures as prices weakened amid suspicions regarding corporate accounting practices and global political and economic uncertainty. In the energy markets, gains of approximately 2.9% were recorded, primarily during August and September, from long futures positions in crude oil futures and its related products as prices trended higher on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 7.8% in the currency markets from previously established long positions in the Swiss franc, Japanese yen, and euro relative to the U.S. dollar as these currencies weakened against the dollar due to the emphasis on a "strong dollar" policy by the Bush Administration during July and the persistence of trendless price activity during August and September. On February 27, 2002, the partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator. The Partnership received payment of this settlement award in the amount of $24,194 as of August 31, 2002. Total expenses for the three months ended September 30, 2002 were $332,730, resulting in net income of $622,858. The net asset value of a Unit increased from $3,928.72 at June 30, 2002 to $4,187.03 at September 30,
2002.

For the nine months ended September 30, 2002, the Partnership recorded total trading revenues, including interest income, of $2,536,625 and posted an increase in net asset value per Unit.
The most significant gains of approximately 9.4% were recorded from long positions in the global interest rate futures markets as prices trended higher during a majority of the second and third quarters due to uncertainty regarding a global economic recovery. In the currency markets, gains of approximately 7.9% were recorded primarily during May and June, from previously established long positions in the euro and Norwegian krone relative to the U.S. dollar as the value of these currencies strengthened against the dollar amid falling U.S. equity prices and increased tensions in the Israeli-Palestinian conflict. Gains of approximately 4.9% were recorded in the global stock index futures markets from short positions in European and U.S. stock index futures as prices continued to trend lower due to suspicions regarding corporate accounting practices and weak economic data. Additional gains of approximately 3.5% were recorded in the energy markets from long futures positions in crude oil futures and its related products as prices trended higher during August and September on the increasing possibility of military action against Iraq. A portion of the Partnership's overall gains was offset by losses of approximately 1.9% in the agricultural markets primarily from positions in sugar and coffee futures as prices moved without consistent direction amid supply and demand concerns. Additional losses of approximately 0.7% were recorded in the metals markets from positions in copper futures as erratic price activity persisted throughout the period. Total expenses for the nine months ended September 30, 2002 were $909,493, resulting in net income of $1,627,132. The net asset value of a Unit increased form $3,506.92 at December 31, 2001 to $4,187.03 at September 30, 2002.

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

The Partnership's past performance is not necessarily indicative of its future results. Any attempt to numerically quantify the Partnership's market risk is limited by the uncertainty of its speculative trading. The Partnership's speculative trading may cause future losses and volatility (i.e., "risk of ruin") that far exceed the Partnership's experience to date or any reasonable expectations based upon historical changes in market value.

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

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either Demeter or the Trading Advisor in their daily risk management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at September 30, 2002 and 2001. At September 30, 2002 and 2001, the Partnership's total capitalization was approximately $10 million and $8 million, respectively.

	Primary Market        September 30, 2002  September 30, 2001
     Risk Category            Value at Risk      Value at Risk

Currency	 (2.51)%	(2.59)%
	Interest Rate	 (1.58)	(0.93)
	Equity	 (0.54)	(0.45)
	Commodity	 (1.58)	(0.65)
	Aggregate Value at Risk	 (3.95)%	(2.88)%

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

The table above represents the VaR of the Partnership's open positions at September 30, 2002 and 2001 only and is not necessarily representative of either the historic or future risk of an investment in the Partnership. Because the Partnership's only business is the speculative trading of futures and forwards, the composition of its trading portfolio can change significantly over any given time period, or even within a single trading day. Any changes in open positions could positively or negatively materially impact market risk as measured by VaR.

The table below supplements the quarter-end VaR by presenting the Partnership's high, low and average VaR, as a percentage of total net assets for the four quarterly reporting periods from October 1, 2001 through September 30, 2002.

Primary Market Risk Category        High      Low      Average
Currency	(3.19)%	(1.53)%	(2.45)%

Interest Rate 	(1.58) 	(0.61)	(0.96)

Equity  	(0.65)	(0.40) 	(0.53)

Commodity	(1.58)	(0.57)	(0.96)

Aggregate Value at Risk	(3.95)%	(1.95)%	(3.12)%

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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at September 30, 2002 and 2001, and for the end of the four quarterly reporting periods from October 1, 2001 through September 30, 2002. Since VaR is based on historical data, VaR should not be viewed as predictive of the Partnership's future financial performance or its ability to manage or monitor risk. There can be no assurance that the Partnership's actual losses on a particular day will not exceed the VaR amounts indicated above or that such losses will not occur more than once in 100 trading days.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At September 30, 2002, the Partnership's cash balance at Morgan Stanley DW was approximately 89% of its total net asset value. A decline in short-term interest rates will result in a decline in the Partnership's cash management income. This cash flow risk is not considered to be material.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any, associated potential losses, taking into account the leverage optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

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

The following were the primary trading risk exposures of the Partnership at September 30, 2002, by market sector. It may be anticipated, however, that these market exposures will vary materially over time.

Currency. The primary market exposure of the Partnership at September 30, 2002 was to the currency sector. The Partnership's currency exposure is to exchange rate fluctuations, primarily fluctuations which disrupt the historical pricing relationships between different currencies and currency pairs. Interest rate changes as well as political and general economic conditions influence these fluctuations. The Partnership trades a large number of currencies, including cross-rates - i.e., positions between two currencies other than the U.S. dollar. At September 30, 2002, the Partnership's major exposures were to outright U.S. dollar positions. Outright positions consist of the U.S. dollar vs. other currencies. These other currencies include major and minor currencies. Demeter does not anticipate that the risk profile of the Partnership's currency sector will change significantly in the future. The currency trading VaR figure includes foreign margin amounts converted into U.S. dollars with an incremental adjustment to reflect the exchange rate risk inherent to the U.S.-based Partnership in expressing VaR in a functional currency other than U.S. dollars.

Interest Rate. The second largest market exposure at September 30, 2002 was to the global interest rate sector. Exposure was primarily spread across the Japanese, U.S. and German interest rate sectors. Interest rate movements directly affect the price of sovereign bond futures positions held by the Partnership and indirectly affect the value of its stock index and currency positions. Interest rate movements in one country as well as relative interest rate movements between countries materially impact the Partnership's profitability. The Partnership's primary interest rate exposure is generally to interest rate fluctuations in the U.S. and the other G-7 countries. The G-7 countries consist of France, the U.S., Britain, Germany, Japan, Italy, and Canada. However, the Partnership also takes futures positions in the government debt of smaller nations - e.g., Australia. Demeter anticipates that the G-7 countries' and Australian interest rates will remain the primary interest rate exposures of the Partnership for the foreseeable future. The speculative futures positions held by the Partnership may range from short to long-term instruments. Consequently, changes in short, medium or long-term interest rates may have an effect on the Partnership.

Equity. The Partnership's primary equity exposure at September 30, 2002 was to price risk in the G-7 countries. The stock index futures traded by the Partnership are by law limited to futures on broadly-based indices. At September 30, 2002, the Partnership's primary exposures were to the NASDAQ (U.S.), Euro Stoxx 50 (Europe) and DAX (Germany) stock indices. The Partnership is primarily exposed to the risk of adverse price trends or static markets in the G-7 indices. Static markets would not cause major market changes but would make it difficult for the Partnership to avoid being "whipsawed" into numerous small losses.

Commodity.
Energy. At September 30, 2002, the Partnership's energy exposure was shared primarily by futures contracts in crude oil and its related products, and natural gas. Price movements in the energy markets result from political developments in the Middle East, weather patterns and other economic fundamentals. Significant profits and losses, which have been experienced in the past, are expected to continue to be experienced in these markets. Natural gas has exhibited volatility in prices resulting from weather patterns and supply and demand factors and may continue in this choppy pattern.

Soft Commodities and Agriculturals. At September 30, 2002, the Partnership had exposure in the markets that comprise these sectors. Most of the exposure was to the corn, coffee and sugar markets. Supply and demand inequalities, severe weather disruptions and market expectations affect price movements in these markets.

Metals. The Partnership's metals exposure at September 30, 2002 was to fluctuations in the price of precious metals, such as gold and silver, and base metals, such as copper, nickel, aluminum and zinc. Economic forces, supply and demand inequalities, geopolitical factors and market expectations influence price movements in these markets.
The Trading Advisor, from time to time, takes positions when market opportunities develop. Demeter anticipates that the Partnership will continue to be exposed to the precious and base metals markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At September 30, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

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

Item 4.  CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this
quarterly report, the President and Chief Financial
Officer of the general partner, Demeter, have evaluated
the Partnership's disclosure controls and procedures, and
have judged such controls and procedures to be effective.
(b)	There have been no significant changes in the
Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS
None.
Item 5.  OTHER INFORMATION

Changes in Management

The following changes have been made to the Board of Directors and Officers of Demeter Management Corporation, the general partner:

Mr. Robert E. Murray resigned the position of President of Demeter. Mr. Murray, however, retains his position as Chairman and as a Director of Demeter.

Mr. Jeffrey A. Rothman, age 41, was named President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Rothman has been with the Managed Futures Department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the marketing, and administration of approximately 33 commodity pool investments. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mr. Frank Zafran, age 47, will become a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. once he has registered with the National Futures Association as an associated person of both firms, which registration is currently pending.
Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products and Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Mr. Raymond E. Koch resigned the position of Chief Financial
Officer of Demeter.

Mr. Jeffrey D. Hahn, age 45, was named Chief Financial Officer of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities. He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

3.01	Amendment to Limited Partnership Agreement of Columbia
Futures Fund, dated as of February 14, 1985 is
incorporated by reference to Exhibit 3.01 of the
Partnership's Annual Report on Form 10-K for the fiscal
year ended December 31, 1985 (File No. 0-12431).
10.01	Advisory Agreement among the Partnership, Demeter and
John W. Henry & Company, Inc., dated as of January 20,
1987 is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (File 0-12431).
10.03	Amended and Restated Customer Agreement, dated as of
December 1, 1997, between the Partnership and Dean Witter Reynolds Inc. is incorporated by reference to Exhibit
10.03 of the Partnership's Quarterly Report on Form 10-
Q/A for the quarter ended March 31, 2000 (File No. 0-
12431).
10.04	Amended and Restated Customer Agreement between the
Partnership and Morgan Stanley DW Inc., dated as of June
22, 2000, is incorporated by reference to Exhibit 10.01
of the Partnership's Form 8-K (File No. 0-12431) filed
with the Securities and Exchange Commission on November
13, 2001.
10.05	Commodity Futures Customer Agreement between Morgan
Stanley & Co. Incorporated and the Partnership, and acknowledged and agreed to by Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to
Exhibit 10.02 of the Partnership's Form 8-K (File No. 0-
12431) filed with the Securities and Exchange Commission
on November 13, 2001.
10.06	Customer Agreement between the Partnership and Morgan
Stanley & Co. International Limited, dated as of May 1,
2000, is incorporated by reference to Exhibit 10.04 of
the Partnership's Form 8-K (File No. 0-12431) filed with
the Securities and Exchange Commission on November 13,
2001.
10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership,
dated as of April 30, 2000, is incorporated by reference
to Exhibit 10.05 of the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange
Commission on November 13, 2001.
10.08	Amendment No. 3 to Advisory Agreement between the
Partnership and John W. Henry & Company, Inc., dated as
of November 30, 2000, is incorporated by reference to
Exhibit 10.01 of the Partnership's Form 8-K (File No. 0-
12431) filed with the Securities and Exchange Commission
on January 3, 2001.
10.09	Securities Account Control Agreement among the
Partnership, Morgan Stanley & Co. Incorporated, and
Morgan Stanley DW Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the
Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on November 13, 2001.
99.01	Certification of Periodic Report by Jeffrey A. Rothman,
President of Demeter Management Corporation, general
partner of the Partnership.
99.02	Certification of Periodic Report by Jeffrey D. Hahn,
Chief Financial Officer of Demeter Management
Corporation, general partner of the Partnership.
(B)	  Reports on Form 8-K - None.

SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                        Columbia Futures Fund
                        (Registrant)

                        By:   Demeter Management Corporation
                              (General Partner)

November 14, 2002       By:/s/Jeffrey D. Hahn
                              Jeffrey D. Hahn
                              Chief Financial Officer





The General Partner which signed the above is the only party authorized to act for the Registrant. The Registrant has no principal executive officer, principal financial officer, controller, or principal accounting officer and has no Board of Directors.

CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures
(as defined in Exchange Act Rules 13a-14 and 15d-14) for the
Partnership and we have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation
Date"); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	Demeter's other certifying officers and I have disclosed, based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.





Date:   November 14, 2002        /s/Jeffrey A. Rothman
                                    Jeffrey A. Rothman
                                    President, Demeter Management
                                    Corporation, general partner
                                    of the Partnership

CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the Partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the
Partnership;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Partnership as of, and for, the periods presented in this quarterly report;

4.	Demeter's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-
14) for the Partnership and we have:

a)	designed such disclosure controls and procedures to
ensure that material information relating to the Partnership, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the Partnership's
disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)	presented in this quarterly report our conclusions about
the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation
Date;

5.	Demeter's other certifying officers and I have disclosed,
based on our most recent evaluation, to the Partnership's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

	a)	all significant deficiencies in the design or operation
of internal controls which could adversely affect the Partnership's ability to record, process, summarize and report financial data and have identified for the Partnership's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves
management or other employees who have a significant role in the Partnership's internal controls; and

6.	Demeter's other certifying officers and I have indicated in
this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:   November 14, 2002       /s/Jeffrey D. Hahn
                                   Jeffrey D. Hahn
                                   Chief Financial Officer,
                                   Demeter Management Corporation,
                                   general partner of the
                                   Partnership

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Columbia Futures Fund (the "Partnership") on Form 10-Q for the period ended September
30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the
Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:			/s/	Jeffrey A. Rothman

Name:			Jeffrey A. Rothman
Title:		President

Date:			November 14, 2002

CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Quarterly Report of Columbia Futures Fund (the "Partnership") on Form 10-Q for the period ended September
30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief
Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents, in
all material respects, the financial condition and results of operations of the Partnership.









By:			/s/	Jeffrey D. Hahn

Name:			Jeffrey D. Hahn
Title:		Chief Financial Officer

Date:			November 14, 2002