Form 10-K
period 2002-12-30
COLUMBIA FUTURES FUND
filed 2003-03-31
CIK 701286

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	Washington, D.C. 20549

	FORM 10-K

[X]	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
Act of 1934 [No Fee Required]
For the year ended December 31, 2002 or

[ ]	Transition report pursuant to Section 13 or 15(d) of the Securities
Exchange Act of 1934 [No Fee Required]
For the transition period from ________________to___________________

Commission File Number 0-12431

	COLUMBIA FUTURES FUND
(Exact name of registrant as specified in its Limited Partnership Agreement)

	    NEW YORK		      						13-3103617
(State or other jurisdiction of			   	   (I.R.S. Employer
incorporation or organization)		 	  	 	  Identification No.)

Demeter Management Corporation
825 Third Avenue, 9th Floor
New York, NY                                      		  10022
(Address of principal executive offices)		 		(Zip Code)

Registrant's telephone number, including area code     	   (212) 310-6444

Securities registered pursuant to Section 12(b) of the Act:

									   Name of each exchange
Title of each class  						   on which registered
		None								    None

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

Indicate by check-mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

State the aggregate market value of the Units of Limited Partnership Interest held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which units were sold as of a specified date within 60 days prior to the date of filing: $0.00 at January 31, 2003.

	DOCUMENTS INCORPORATED BY REFERENCE
	(See Page 1)

COLUMBIA FUTURES FUND
INDEX TO ANNUAL REPORT ON FORM 10-K
DECEMBER 31, 2002

		<caption>		   Page No.
DOCUMENTS INCORPORATED BY REFERENCE. . . . . . . . . . . . . . . . . . 1

Part I .

	Item  1.			Business. . . . . . . . . . . . . . . . . . . . . . . .  2-4

	Item  2.		Properties. . . . . . . . . . . . . . . . . . . . . . . .  4

	Item  3.		Legal Proceedings. . . . . . . . . . . . . . . . . . . . . 5

	Item  4.		Submission of Matters to a Vote of Security Holders. . . . 5

Part II.

	Item  5.			Market for the Registrant's Partnership Units
			and Related Security Holder Matters . . . . . . . . . . .  6

	Item  6.		Selected Financial Data . . . . . . . . . . . . . . . . .  7

	Item  7.			Management's Discussion and Analysis of Financial
			Condition and Results of Operations. . . . . . . . . .  8-21

	Item 7A.		Quantitative and Qualitative Disclosures About
			Market Risk . . . . . . . . . . . . . . . . . . . . .  21-31

	Item  8.		Financial Statements and Supplementary Data. . . . . . .  32

	Item  9.			Changes in and Disagreements with Accountants on
			Accounting and Financial Disclosure. . . . . . . . . .. . 32
Part III.
	Item 10.			Directors and Executive Officers of the Registrant. .  33-38

	Item 11.		Executive Compensation . . . . . . . . . . . . . . . . .  38

	Item 12.		Security Ownership of Certain Beneficial Owners
				and Management . . . . . . . . . . . . . . . . . . . . . .39

	Item 13.		Certain Relationships and Related Transactions . . . . . .39

	Item 14.		Controls and Procedures . . . . . . . . . . . . . . . . . 40
Part IV.
	Item 15.		Exhibits, Financial Statement Schedules, and
	        		Reports on Form 8-K . . . . . . . . . . . . . . . . .  41-42


DOCUMENTS INCORPORATED BY REFERENCE


Portions of the following documents are incorporated by reference as follows:



         Documents Incorporated                Part of Form 10-K

	Partnership's Prospectus dated
	July 15, 1983 	         I

	Annual Report to Columbia Futures
	Fund Limited Partners for the year
	ended December 31, 2002	    II, III & IV





	       PART I
Item 1.  BUSINESS
(a) General Development of Business. Columbia Futures Fund (the "Partnership") was terminated on December 31, 2002 in accordance with the Limited Partnership Agreement. The Partnership was organized in New York as a limited partnership to engage primarily in the speculative trading of futures contracts and forward contracts in foreign currencies, financial instruments, and other commodity interests. The Partnership commenced operations on July 15, 1983.

The Partnership's general partner was Demeter Management Corporation ("Demeter"). The non-clearing commodity broker was Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers were Morgan Stanley & Co. Incorporated ("MS & Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS & Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley. The sole trading advisor to the Partnership was John W. Henry & Company, Inc. (or the "Trading Advisor").

Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

       The Partnership's net asset value per Unit of limited partnership interest ("Unit(s)") as of December 31, 2002, upon liquidation, was $3,870.80, representing an increase of 10.4 percent from the net asset value per Unit of $3,506.92 at December 31, 2001. This final net asset value was distributed to the limited partners in accordance with the Partnership's Limited Partnership Agreement.

For a more detailed description of the Partnership's business, see subparagraph (c).

(b) Financial Information about Segments. For financial infor-mation reporting purposes, the Partnership is deemed to have engaged in one industry segment, the speculative trading of futures and forwards. The relevant financial information is presented in Items 6 and 8.

(c) Narrative Description of Business. The Partnership was in the business of speculative trading of futures and forwards, pursuant to trading instructions provided by the Trading Advisor.

(d)	Financial Information about Geographic Areas.  The Partner-
ship did not engage in any operations in foreign countries;
however, the Partnership (through the commodity brokers) entered
       into forward contract transactions where foreign banks were the contracting party and traded in futures and forwards on foreign exchanges.

(e) Available Information. The Partnership files annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8K, and all amendments to these reports with the Securities and Exchange Commission ("SEC"). You may read and copy any document filed by the Partnership at the SEC's public reference room at Room 1024, 450 Fifth Street, N.W., Washington, D.C. 20549. Please call the SEC at 1-800-SEC-0330 for information on the public reference room. The Partnership does not maintain an internet website, however, the SEC maintains a website that contains annual, quarterly, and current reports, proxy statements and other information that issuers (including the Partnership) file electronically with the SEC. The SEC's website address is http://www.sec.gov.

Item 2.  PROPERTIES
The Partnership's executive and administrative offices are located within the offices of Morgan Stanley DW. The Morgan Stanley DW offices utilized by the Partnership are located at 825 Third
Avenue, 9th Floor, New York, NY 10022.

Item 3.  LEGAL PROCEEDINGS
None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

	PART II

Item 5. MARKET FOR THE REGISTRANT'S PARTNERSHIP UNITS AND RELATED SECURITY HOLDER MATTERS


(a) Market Information. There was no established public trading market for Units of the Partnership.

(b) Holders. The number of holders of Units at December 31, 2002 prior to final distribution was 425.

(c) Distributions. No distributions were made by the Partnership since it commenced operations on July 15, 1983 through its termination on December 31, 2002. Demeter has had sole discretion to decide what distributions, if any, shall be made to investors in the Partnership. Demeter made a distribution of the Partnership's final net assets in February 2003 to the limited partners of record at December 31, 2002.


Item 6.  SELECTED FINANCIAL DATA (in dollars)

                                       For the Years Ended December 31,             .

                            2002        2001        2000        1999         1998   .
Revenues
(including interest)     1,977,963    1,527,530   1,479,080      71,795    	2,028,466


Net Income (Loss)          	870,909      890,802	     706,618    	(795,984)   1,102,908


Net Income (Loss)
Per Unit (Limited
& General Partners)   	      363.88       343.33  	    263.46     (270.86)      340.08


Total Assets    	         8,645,463    9,193,072  	 8,605,694   8,496,409   10,248,682


Total Limited Partners'
Capital                  8,143,780*   8,631,102   8,187,878	   8,065,143    9,827,470


Net Asset Value Per
Unit                      3,870.80**   3,506.92    3,163.59    2,900.13     3,170.99






_________
*	Partners capital to be distributed upon liquidation.
**	Net Asset Value per Unit to be distributed upon liquidation.





       Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
	    CONDITION AND RESULTS OF OPERATIONS

Liquidity. The Partnership deposited its assets with Morgan Stanley DW as non-clearing broker and MS & Co. and MSIL as clearing brokers in separate futures and forwards trading accounts established for the Trading Advisor, which were used as margin to engage in trading. The assets were held in either non-interest bearing bank accounts or in securities and instruments permitted by the Commodity Futures Trading Commission for investment of customer segregated or secured funds. The Partnership's assets held by the commodity brokers may be used as margin solely for the Partnership's trading.

Investments in futures and forwards may, from time to time, be illiquid. Most U.S. futures exchanges limit fluctuations in prices during a single day by regulations referred to as "daily price fluctuations limits" or "daily limits". Trades may not be executed at prices beyond the daily limit. If the price for a particular futures contract has increased or decreased by an amount equal to the daily limit, positions in that futures contract can neither be taken nor liquidated unless traders are willing to effect trades at or within the limit. Futures prices have occasionally moved the daily limit for several consecutive days with little or no trading. These market conditions could
       prevent prompt liquidation of futures contracts and result in restrictions on redemptions.

There is no limitation on daily price moves in trading forward contracts on foreign currencies. The markets for some world currencies have low trading volume and are illiquid, which may prevent trading in potentially profitable markets or prevent prompt liquidation of unfavorable positions in such markets, causing substantial losses. Either of these market conditions could result in restrictions on redemptions.

The Partnership never had illiquidity affect a material portion of its assets.

Capital Resources. The Partnership did not have any capital assets. Final redemptions and exchanges out of all remaining
Partnership Units were made in February 2003.

The Partnership had no capital resources following final distribution of capital to the partners in accordance with the Limited Partnership Agreement.

The Partnership had no off-balance sheet arrangements, nor contractual obligations or commercial commitments to make future
       payments.  The contracts traded by the Partnership were accounted for on a trade-date basis and marked to market on a daily basis. The value of futures contracts is the settlement price on the exchange on which that futures contract is traded on a particular day. The value of foreign currency forward contracts were based on the spot rate as of the close of business, New York City time, on a given day.

Results of Operations.
General. The Partnership's results depended upon the Trading Advisor and the ability of the Trading Advisor's trading programs to take advantage of price movements or other profit opportunities in the futures and forwards markets. The following presents a summary of the Partnership's operations for the three years ended December 31, 2002 and a general discussion of its trading activities during each period. The results of operations of the Partnership are difficult to discuss other than in the context of the Trading Advisor's trading activities on behalf of the Partnership and how the Partnership has performed in the past.

The Partnership's results of operations are set forth in financial statements prepared in accordance with United States generally accepted accounting principles, which require the use of certain accounting policies that affect the amounts reported in these
       financial statements, including the following:  The
contracts the Partnership traded were accounted for on a trade-date basis and marked to market on a daily basis. The difference between their cost and market value was recorded on the Statements of Operations as "Net change in unrealized profit/loss" for open (unrealized) contracts, and recorded as "Realized profit/loss" when open positions were closed out, and the sum of these amounts constituted the Partnership's trading revenues. Interest income revenue as well as management fees, incentive fees and brokerage fees of the Partnership were recorded on an accrual basis.

Demeter believes that, based on the nature of the operations of the Partnership, no assumptions other than those used relating to the application of critical accounting policies are reasonably plausible that could affect reported amounts.

At December 31, 2002, the Partnership's total capital to be distributed upon liquidation was $8,530,860, a decrease of $450,934 from the Partnership's total capital of $8,981,794 at December 31, 2001. For the year ended December 31, 2002, the
Partnership generated net income of $870,909 and total redemptions prior to the final distribution aggregated $1,321,843.

       For the year ended December 31, 2002, the Partnership recorded total trading revenues, including interest income, of
$1,977,963   and posted an increase in net asset value per Unit.
The most significant gains of approximately 10.2% were recorded in the currency markets from long positions in the euro, Australian dollar, and Norwegian krone relative to the U.S. dollar as the value of the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy. Additional gains of approximately 5.2% were recorded in the global interest rate futures markets from long positions in Japanese, U.S., and European interest rate futures as prices trended higher during the period from June through September amid continued uncertainty in the equity markets and negative economic data. Smaller gains of approximately 3.4% were recorded in the global stock index futures markets from short positions in U.S. and European stock index futures as prices continued to trend lower throughout most of the year due to suspicions regarding corporate accounting practices, weak economic data, and geopolitical uncertainty. A portion of the Partnership's gains was offset by losses of approximately 1.5% in the agricultural futures markets from long positions in cotton futures as prices moved without consistent direction during the third quarter amid shifting supply and
       demand concerns.  Smaller losses were recorded in the agricultural futures markets from positions in sugar and coffee futures as prices moved erratically throughout most of the year. In the metals futures markets, losses of approximately 1.4% were recorded from positions in copper and nickel futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year. Total expenses for the year were $1,107,054, resulting in net income of $870,909. The net asset value of a Unit increased from $3,506.92 at December 31, 2001 to $3,870.80 at December 31, 2002.

At December 31, 2001, the Partnership's total capital was
$8,981,794, an increase of $477,557 from the Partnership's total capital of $8,504,237 at December 31, 2000. For the year ended
December 31, 2001, the Partnership generated net income of $890,802 and total redemptions aggregated $413,245.

For the year ended December 31, 2001, the Partnership recorded total trading revenues, including interest income, of $1,527,530 and posted an increase in net asset value per Unit. The most significant gains of approximately 20.7% were recorded in the currency markets primarily from short positions in the South African rand as its value fell to an all-time low versus the U.S. dollar during the fourth quarter amid emerging market
       concerns and political turmoil in neighboring Zimbabwe.
Additional currency gains were recorded from short positions in the Japanese yen as the value of the yen trended lower versus the U.S. dollar during a majority of the fourth quarter due to concerns regarding the overall health of the Japanese economy. In the global stock index futures markets, gains of approximately 2.5% were recorded primarily from short positions in NASDAQ, DAX and Nikkei index futures as equity prices trended sharply lower throughout a majority of the third quarter amid worries regarding global economic uncertainty. Additional profits of approximately 1.7% were recorded in the global interest rate futures markets primarily throughout a majority of the third quarter from long positions in short-term U.S. interest rate futures as prices continued trending higher amid continued concerns for the sluggish U.S. economy, interest rate cuts by the U.S. Federal Reserve and as investors sought a safe-haven from declining stock prices. These gains were partially offset by losses of approximately 8.2% recorded throughout the first nine months of the year from positions in crude oil futures and its related products as a result of volatility in oil prices due to a continually changing outlook for supply, production and demand. Smaller losses of approximately 1.1% were recorded in each of soft commodities, metals and agricultural sectors. Total expenses for the year were

       $636,728, resulting in net income of $890,802.  The net asset value of a Unit increased from $3,163.59 at December 31, 2000 to $3,506.92 at December 31, 2001.

At December 31, 2000, the Partnership's total capital was
$8,504,237, an increase of $149,081 from the Partnership's total capital of $8,355,156 at December 31, 1999. For the year ended
December 31, 2000, the Partnership generated net income of $706,618 and total redemptions aggregated $557,537.

For the year ended December 31, 2000, the Partnership recorded total trading revenues, including interest income, of $1,479,080 and posted an increase in net asset value per Unit. Overall, three major themes developed during the year; the rise in energy, the decline and revival of the euro, and the bond rally caused by expectations of the central banks easing in the face of an economic slowdown. All were interrelated and display how different trends will feed on each other to create continual or rotating opportunities across sectors. Currencies were the primary driver of performance, with gains of approximately 5.2% in year to date performance, for the Partnership. Currencies benefited from the strong trend in the euro, but the deterioration of the yen during the last two months from the
       economic problems in Japan was a key boost to this
sector. Additionally, the Partnership captured the current strengthening of the euro because of its relatively higher growth versus the U.S. global stock indices and benefited, with gains of approxi-mately 4.7% in year to date performance, primarily from short futures positions in the NASDAQ Index.
Energy futures were profitable, with profits of approximately
3.1% recorded for the year, as the price rise in crude oil was due to a shortage of production to meet the unexpected high demand around the world. The demand side of the equation has been the main driver of price. Metals, interest rates and agricultural commodity futures ended the year unprofitable.
Total expenses for the year were $772,462, resulting in net income of $706,618. The net asset value of a Unit increased from $2,900.13 at December 31, 1999 to $3,163.59 at December 31, 2000.

The Partnership's overall performance record represents varied results of trading in different futures and forwards markets. For an analysis of unrealized gains and (losses) by contract type and a further description of 2002 trading results, refer to the "Letter to the Limited Partners" in the Partnership's Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

The Partnership's gains and losses are allocated among its partners for income tax purposes.

Credit Risk.
Financial Instruments. The Partnership was a party to financial instruments with elements of off-balance sheet market and credit risk. The Partnership traded futures and forwards in financial instruments, agricultural commodities, energy products, foreign currencies, precious and base metals, and soft commodities. In entering into these contracts, the Partnership was subject to the market risk that such contracts may be significantly influenced by market conditions, such as interest rate volatility, resulting in such contracts being less valuable. If the markets moved against all of the positions held by the Partnership at the same time, and if the Trading Advisor were unable to offset positions of the Partnership, the Partnership could have lost all of its assets and investors would have realized a 100% loss.

In addition to the Trading Advisor's internal controls, the Trading Advisor had to comply with the trading policies of the Partnership. These trading policies included standards for liquidity and leverage with which the Partnership had to comply.
       The Trading Advisor and Demeter monitored the Partnership's trading activities to ensure compliance with the trading policies.

In addition to market risk, in entering into futures and forward contracts there is a credit risk to the Partnership that the counterparty on a contract will not be able to meet its obligations to the Partnership. The ultimate counterparty or guarantor of the Partnership for futures contracts traded in the United States and the foreign exchanges on which the Partnership trades is the clearinghouse associated with such exchange. In general, a clearinghouse is backed by the membership of the exchange and will act in the event of non-performance by one of its members or one of its member's customers, which should significantly reduce this credit risk. For example, a clearinghouse may cover a default by drawing upon a defaulting member's mandatory contributions and/or non-defaulting members' contributions to a clearinghouse guarantee fund, established lines or letters of credit with banks, and/or the clearinghouse's surplus capital and other available assets of the exchange and clearinghouse, or assessing its members. In cases where the Partnership trades off-exchange forward contracts with a counterparty, the sole recourse of the Partnership is the forward contracts counterparty.

       There is no assurance that a clearinghouse, exchange, or exchange member will meet its obligations to the Partnership, and Demeter and the commodity brokers will not indemnify the Partnership against a default by such parties. Further, the law is unclear as to whether a commodity broker has any obligation to protect its customers from loss in the event of an exchange or clearinghouse defaulting on trades effected for the broker's customers. Any such obligation on the part of a broker appears even less clear where the default occurs in a non-U.S. jurisdiction.

Demeter dealt with these credit risks of the Partnership in several ways. First, it monitored the Partnership's credit exposure to each exchange on a daily basis, calculating not only the amount of margin required for it but also the amount of its unrealized gains at each exchange, if any. The commodity brokers informed the Partnership, as with all their customers, of its net margin requirements for all its existing open positions, but did not break that net figure down, exchange by exchange. Demeter, however, has installed a system which permitted it to monitor the Partnership's potential margin liability, exchange by exchange. As a result, Demeter was able to monitor the Partnership's potential net credit exposure to
       each exchange by adding the unrealized trading gains on that exchange, if any, to the Partnership's margin liability thereon.

Second, the Partnership's trading policies limited the amount of its net assets that could be committed at any given time to futures contracts and required, in addition, a minimum amount of diversification in the Partnership's trading, usually over several different products. One of the aims of such trading policies was to reduce the credit exposure of the Partnership to a single exchange and, historically, the Partnership's exposure to any one exchange typically amounted to only a small percentage of its total net assets.

Third, with respect to forward contract trading, the Partnership traded with only those counterparties that Demeter, together with Morgan Stanley DW, determined to be creditworthy. The
Partnership dealt with MS & Co. as the sole counterparty on forward contracts.

See "Financial Instruments" under "Notes to Financial
Statements" in the Partnership's Annual Report to Limited
Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K.

       Inflation has not been a major factor in the
Partnership's operations.

Item 7A.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Introduction
The Partnership is a commodity pool engaged primarily in the speculative trading of futures and forwards. The market-sensitive instruments held by the Partnership were acquired for speculative trading purposes only and, as a result, all or substantially all of the Partnership's assets were at risk of trading loss. Unlike an operating company, the risk of market-sensitive instruments was central, not incidental, to the Partnership's main business activities.

The futures and forwards traded by the Partnership involved varying degrees of related market risk. Market risk is often dependent upon changes in the level or volatility of interest rates, exchange rates, and prices of financial instruments and commodities. Fluctuations in market risk based upon these factors resulted in frequent changes in the fair value of the Partnership's open positions, and, consequently, in its earnings and cash flow.
       The Partnership's total market risk was influenced by a wide variety of factors, including the diversification among the Partnership's open positions, the volatility present within the markets, and the liquidity of the markets. At different times, each of these factors acted to increase or decrease the market risk associated with the Partnership.

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

The Partnership accounted for open positions on the basis of mark-to-market accounting principles. Any loss in the market value of the Partnership's open positions was directly reflected in the Partnership's earnings, whether realized or unrealized, and its cash flow. Profits and losses on open positions of exchange-
       traded futures and forwards were settled daily through variation margin.

The Partnership's risk exposure in the market sectors traded by the Trading Advisor is estimated below in terms of Value at Risk ("VaR"). The VaR model used by the Partnership includes many variables that could change the market value of the Partnership's trading portfolio. The Partnership estimates VaR using a model based upon historical simulation with a confidence level of 99%. Historical simulation involves constructing a distribution of hypothetical daily changes in the value of a trading portfolio. The VaR model takes into account linear exposures to price and interest rate risk. Market risks that are incorporated in the VaR model include equity and commodity prices, interest rates, foreign exchange rates, and correlation among these variables. The hypothetical changes in portfolio value are based on daily percentage changes observed in key market indices or other market factors ("market risk factors") to which the portfolio is sensitive. The historical observation period of the Partnership's VaR is approximately four years. The one-day 99% confidence level of the Partnership's VaR corresponds to the negative change in portfolio value that, based on observed market risk factors, would have been exceeded once in 100 trading days. In other words, one-day VaR for a portfolio is a number such that losses in this
       portfolio are estimated to exceed the VaR only one day in
100.  VaR typically does not represent the worst case outcome.

VaR is calculated using historical simulation. Demeter uses approximately four years of daily market data (1,000 observations) and revalues its portfolio (using delta-gamma approximations) for each of the historical market moves that occurred over this time period. This generates a probability distribution of daily "simulated profit and loss" outcomes. The VaR is the appropriate percentile of this distribution. For example, the 99% one-day VaR would represent the 10th worst outcome from Demeter's simulated profit and loss series.

The Partnership's VaR computations were based on the risk representation of the underlying benchmark for each instrument or contract and did not distinguish between exchange and non-exchange traded instruments and were also not based on exchange and/or Dealer-based margin requirements.

VaR models, including the Partnership's, are continuously evolving as trading portfolios become more diverse and modeling techniques and systems capabilities improve. Please note that the VaR model is used to numerically quantify market risk for historic reporting purposes only and is not utilized by either
       Demeter or the Trading Advisor in their daily risk
management activities. Please further note that VaR as described above may not be comparable to similarly titled measures used by other entities.

The Partnership's Value at Risk in Different Market Sectors
The following table indicates the VaR associated with the Partnership's open positions as a percentage of total net assets by primary market risk category at December 31, 2002 and 2001. The Partnership's VaR at December 31, 2002 was zero for all market risk categories because it's open positions consisted of unsettled London Metals Exchange positions that netted to zero value. These positions carry no variation risk because their settlement price has been established and cannot change in the future. At both December 31, 2002 and 2001, the Partnership's total capitalization was approximately $9 million.

Primary Market			December 31, 2002	 December 31, 2001
Risk Category	  		  Value at Risk	  Value at Risk

Currency	   				0.00%		   	(2.57)%

Interest Rate  			0.00        		(0.71)

Equity  	 			     0.00  			(0.52)

Commodity 				0.00     			(0.57)

Aggregate Value at Risk	 	0.00%			(3.12)%
       The VaR for a market category represents the one-day
downside risk for the aggregate exposures associated with this market category. The aggregate VaR, listed above for the Partnership, represents the aggregate VaR of the Partnership's open positions across all the market categories, and is less than the sum of the VaRs for all such market categories due to the diversification benefit across asset classes.

The table above represents the VaR of the Partnership's open positions at December 31, 2002 and 2001 only and is not necessarily representative of the historic risk of an investment in the Partnership.

The table below presents the Partnership's high, low and average
VaR, as a percentage of total net assets for the four quarterly reporting periods from January 1, 2002 through December 31,
2002.

Primary Market Risk Category       High       Low     Average
Currency                          (3.19)%	0.00%     (1.81)%
Interest Rate                     (1.58) 	0.00		(0.79)
Equity                            (0.65)  	0.00		(0.40)
Commodity                         (1.58)	0.00		(0.82)
Aggregate Value at Risk           (3.95)%	0.00%	(2.34)%

       Limitations on Value at Risk as an Assessment of Market
Risk
The face value of the market sector instruments held by the Partnership was typically many times the applicable margin requirements. Margin requirements generally range between 2% and
15% of contract face value. Additionally, the use of leverage caused the face value of the market sector instruments held by the Partnership to typically be many times the total capitalization of the Partnership. The value of the Partnership's open positions thus created a "risk of ruin" not typically found in other investments. The relative size of the positions held may have caused losses greatly in excess of VaR within a short period of time, given the effects of the leverage employed and market volatility. The VaR tables above, as well as the past performance of the Partnership, give no indication of such "risk of ruin". In addition, VaR risk measures should be viewed in light of the methodology's limitations, which include the following:
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

The VaR tables above present the results of the Partnership's VaR for each of the Partnership's market risk exposures and on an aggregate basis at December 31, 2002 and 2001, and for the end of the four quarterly reporting periods during calendar year 2002.

Non-Trading Risk
The Partnership has non-trading market risk on its foreign cash balances not needed for margin. These balances and any market risk they may represent are immaterial.

At December 31, 2002, the Partnership's cash balance at Morgan
Stanley DW was approximately 101% of its total net asset value.

Materiality, as used throughout this section, is based on an assessment of reasonably possible market movements and any associated potential losses, taking into account the leverage,
       optionality and multiplier features of the Partnership's market-sensitive instruments, in relation to the Partnership's net assets.

Qualitative Disclosures Regarding Primary Trading Risk Exposures The following qualitative disclosures regarding the Partnership's market risk exposures - except for (A) those disclosures that are statements of historical fact and (B) the descriptions of how the Partnership manages its primary market risk exposures - constitute forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act. The Partnership's primary market risk exposures as well as the strategies used and to be used by Demeter and the Trading Advisor for managing such exposures are subject to numerous uncertainties, contingencies and risks, any one of which could cause the actual results of the Partnership's risk controls to differ materially from the objectives of such strategies. Government interventions, defaults and expropriations, illiquid markets, the emergence of dominant fundamental factors, political upheavals, changes in historical price relationships, an influx of new market participants, increased regulation and many other factors could result in material losses as well as in material changes to the risk exposures and the risk management strategies of the
       Partnership.  Investors must be prepared to lose all or substantially all of their investment in the Partnership.
The following were the primary trading risk exposures of the Partnership at December 31, 2002, by market sector.

Commodity.
Metals.  The Partnership's metals exposure at December 31,
2002, was to fluctuations in the price of base metals, such as aluminum, copper, nickel and zinc. Economic forces, supply and demand inequalities, geographical factors and market expectations influence price movements in these markets.

Qualitative Disclosures Regarding Non-Trading Risk Exposure
At December 31, 2002, there was no non-trading risk exposure because the Partnership did not have any foreign currency balances.

Qualitative Disclosures Regarding Means of Managing Risk Exposure The Partnership and the Trading Advisor, separately, attempted to manage the risk of the Partnership's open positions in essentially the same manner in all market categories traded. Demeter attempted to manage market exposure by diversifying the Partnership's assets among different market sectors and trading
       approaches, and monitoring the performance of the Trading
Advisor daily. In addition, the Trading Advisor established diversification guidelines, often set in terms of the maximum margin to be committed to positions in any one market sector or market-sensitive instrument.

Demeter monitored and controlled the risk of the Partnership's non-trading instrument, cash. Cash was the only Partnership investment directed by Demeter, rather than the Trading Advisor.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The Financial Statements are incorporated by reference to the Partnership's Annual Report which is filed as Exhibit 13.01 hereto.

Supplementary data specified by Item 302 of Regulation S-K:
Summary of Quarterly Results (Unaudited)



Quarter		   Revenues/	       Net		       Net Income/
Ended		      (Net Losses)     Income/(Loss)    (Loss) Per Unit

2002
March 31 		$  (760,361)	$    (912,777)		$  (364.03)
June 30	    	  2,341,398	    1,917,051		    785.83
September 30	    955,588 	   	 622,858		    258.31
December 31	   (558,662)	     (756,223)		   (316.23)

Total			$ 1,977,963	$     870,909		$   363.88

2001
March 31 		$   888,825	$     740,313		  $ 276.86
June 30	    	   (847,844)	     (999,957)		   (377.06)
September 30	    449,935 	   	 280,645		    107.07
December 31	  1,036,614	      869,801		    336.46

Total			$ 1,527,530	$     890,802		  $ 343.33



Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNT-ING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There are no directors or executive officers of the Partnership.
The Partnership is managed by Demeter.


Directors and Officers of the General Partner
The directors and executive officers of Demeter are as follows:

Robert E. Murray, age 42, is the Managing Director of the Strategic Products Group at Morgan Stanley and Chairman of the Board Directors of Demeter Management Corporation, a leading commodity pool operator with approximately $1.7 billion in assets across a variety of U.S. and international public and private managed futures funds. Mr. Murray began at Dean Witter in 1984 and has been closely involved in the growth of managed futures at the firm over the last 18 years. He is also the Chairman of the Board of Directors of Morgan Stanley Futures & Currency Management Inc., Morgan Stanley's internal commodity trading advisor. Mr. Murray served as the Vice Chairman and a Director of the Board of the Managed Futures Association and is currently a member of the Board of Directors of the National Futures Association. Mr. Murray received a Bachelors Degree in Finance from Geneseo State University in 1983.

Jeffrey A. Rothman, age 41, is the President and a Director of Demeter. Mr. Rothman is the Executive Director of Morgan Stanley Managed Futures, responsible for overseeing all aspects of the firm's managed futures department. He is also President and a Director of Morgan Stanley Futures & Currency Management Inc. Mr. Rothman has been with the managed futures department for sixteen years and most recently held the position of National Sales Manager, assisting Branch Managers and Financial Advisors with their managed futures education, marketing, and asset retention efforts. Throughout his career, Mr. Rothman has helped with the development, marketing and administration of approximately 35 commodity pools. Mr. Rothman is an active member of the Managed Funds Association and serves on its Board of Directors.

Mitchell M. Merin resigned his position as a Director of Demeter.

Joseph G. Siniscalchi, age 57, is a Director of Demeter. Mr. Siniscalchi joined Morgan Stanley DW in July 1984 as a First Vice President, Director of General Accounting and served as a Senior Vice President and Controller for Morgan Stanley DW's Securities Division through 1997. He is currently Managing
       Director responsible for the Client Support Service
Division of Morgan Stanley DW. From February 1980 to July 1984, Mr. Siniscalchi was Director of Internal Audit at Lehman Brothers Kuhn Loeb, Inc.

Edward C. Oelsner, III, age 61, is a Director of Demeter. Mr. Oelsner is currently an Executive Vice President and head of the Product Development Group at Morgan Stanley Investment Advisors Inc., an affiliate of Morgan Stanley DW. Mr. Oelsner joined Morgan Stanley DW in 1981 as a Managing Director in Morgan Stanley DW's Investment Banking Department, specializing in coverage of regulated industries and subsequently served as head of the Morgan Stanley DW Retail Products Group. Prior to joining Morgan Stanley DW, Mr. Oelsner held positions at The First Boston Corporation as a member of the Research and Investment Banking Departments from 1967 to 1981. Mr. Oelsner received an M.B.A. in Finance from the Columbia University Graduate School of Business in 1966 and an A.B. in Politics from Princeton University in 1964.

Richard A. Beech, age 51, is a Director of Demeter. Mr. Beech has been associated with the futures industry for over 25 years. He has been at Morgan Stanley DW since August 1984 where he is presently an Executive Director and head of Branch Futures. Mr.
       Beech began his career at the Chicago Mercantile
Exchange, where he became the Chief Agricultural Economist doing market analysis, marketing and compliance. Prior to joining Morgan Stanley DW, Mr. Beech worked at two investment banking firms in operations, research, managed futures and sales management.

Raymond A. Harris, age 46, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Harris is currently Managing Director of Global Products & Services at Morgan Stanley. He previously served as Chief Accounting Officer of Morgan Stanley Dean Witter Asset Management. From July 1982 to July 1994, Mr. Harris served in financial, administrative and other assignments at Dean Witter Reynolds, Inc. and Dean Witter, Discover & Co. From August 1994 to January 1999, he worked in Discover Financial Services and the firm's Credit Service business units. Mr. Harris has been with Morgan Stanley and its affiliates since July 1982. He has a B.A. degree from Boston College and an M.B.A. in Finance from the University of Chicago.

Anthony J. DeLuca, age 40, is a Director of Demeter. Mr. DeLuca is also a Director of Morgan Stanley Futures & Currency Management Inc. Mr. DeLuca was appointed the Controller of Asset
       Management for Morgan Stanley in June 1999.  Prior to that, Mr. DeLuca was a partner at the accounting firm of Ernst & Young LLP, where he had Morgan Stanley as a major client. Mr. DeLuca had worked continuously at Ernst & Young LLP ever since 1984, after he graduated from Pace University with a B.B.A. degree in Accounting.

Frank Zafran, age 47, is a Director of Demeter and of Morgan Stanley Futures & Currency Management Inc. Mr. Zafran is an Executive Director of Morgan Stanley and, in September 2002, was named Chief Administrative Officer of Morgan Stanley's Global Products & Services Division. Mr. Zafran joined the firm in 1979 and has held various positions in Corporate Accounting and the Insurance Department, including Senior Operations Officer - Insurance Division, until his appointment in 2000 as Director of 401(k) Plan Services, responsible for all aspects of 401(k) Plan Services including marketing, sales and operations. Mr. Zafran received a B.S. degree in Accounting from Brooklyn College, New York.

Raymond E. Koch resigned his position as Chief Financial Officer of Demeter.

       Jeffrey D. Hahn, age 45, is the Chief Financial Officer
of Demeter. Mr. Hahn began his career at Morgan Stanley in 1992 and is currently an Executive Director responsible for the management and supervision of the accounting, reporting, tax and
	finance functions for the firm's private equity, managed futures, and certain legacy real estate investing activities.
He is also Chief Financial Officer of Morgan Stanley Futures & Currency Management Inc. From August 1984 through May 1992, Mr. Hahn held various positions as an auditor at Coopers & Lybrand, specializing in manufacturing businesses and venture capital organizations. Mr. Hahn received his B.A. in Economics from St. Lawrence University in 1979, an M.B.A. from Pace University in 1984, and is a Certified Public Accountant.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

(a) Security Ownership of Certain Beneficial Owners - At December
31, 2002 there were no persons known to be beneficial owners of more than 5 percent of the Units.

(b)	Security Ownership of Management - At December 31, 2002,
Demeter owned 100 Units of general partnership interest representing a 4.54 percent interest in the Partnership.

(c)	Changes in Control - None.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Refer to Note 2 - "Related Party Transactions" of "Notes to Financial Statements", in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, which is incorporated by reference to Exhibit 13.01 of this Form 10-K. In its capacity as the Partnership's retail commodity broker, Morgan Stanley DW, received commodity brokerage commissions (paid and accrued by the Partnership) of $419,061 and Demeter received administration fees of $7,004 for the year ended December 31, 2002.

Item 14. CONTROLS AND PROCEDURES
(a)	As of a date within 90 days of the filing date of this annual report, the President and Chief Financial Officer of the general partner, Demeter, have evaluated the effectiveness of the Partnership's disclosure controls and procedures, and have judged such controls and procedures (as defined in Rules
13a-14 and 15d-14 of the Exchange Act) to be effective.

(b)	There have been no significant changes in the Partnership's
internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV
Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K

(a)	1. Listing of Financial Statements
The following financial statements and report of independent auditors, all appearing in the accompanying Annual Report to Limited Partners for the year ended December 31, 2002, are incorporated by reference to Exhibit 13.01 of this Form 10-K:
-	Report of Deloitte & Touche LLP, independent auditors, for
the years ended December 31, 2002, 2001, and 2000.

-	Statements of Financial Condition, including the Schedules of
Investments, as of December 31, 2002 and 2001.

-	Statements of Operations, Changes in Partners' Capital, and
Cash Flows for the years ended December 31, 2002, 2001 and
2000.

-	Notes to Financial Statements.
With the exception of the aforementioned information and the information incorporated in Items 7, 8, and 13, the Annual Report to Limited Partners for the year ended December 31, 2002 is not deemed to be filed with this report.

	2. Listing of Financial Statement Schedules
No financial statement schedules are required to be filed with this report.

(b)	Reports on Form 8-K
No reports on Form 8-K have been filed by the Partnership during the last quarter of the period covered by this report.

(c)	Exhibits
Refer to Exhibit Index on Pages E-1 to E-2.















       SIGNATURES

Pursuant to the requirements of Sections 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	COLUMBIA FUTURES FUND
	(Registrant)

	BY:	Demeter Management Corporation,
	General Partner

March 31, 2003	BY: /s/	Jeffrey A. Rothman
	Jeffrey A. Rothman, Director
	and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Demeter Management Corporation.

BY: /s/	Robert E. Murray                  	March 31, 2003
	  	Robert E. Murray, Director
	   	and Chairman

     /s/	Jeffrey A. Rothman                	March 31, 2003
	  	Jeffrey A. Rothman, Director
	   	and President

    /s/	Joseph G. Siniscalchi             	March 31, 2003
	Joseph G. Siniscalchi, Director

    /s/	Edward C. Oelsner III             	March 31, 2003
	Edward C. Oelsner III, Director

    /s/	Richard A. Beech                  	March 31, 2003
	Richard A. Beech, Director

    /s/	Raymond A. Harris                 	March 31, 2003
	Raymond A. Harris, Director

    /s/	Anthony J. DeLuca                 	March 31, 2003
           Anthony J. DeLuca, Director

    /s/	Frank Zafran                      	March 31, 2003
           Frank Zafran, Director,

    /s/	Jeffrey D. Hahn                   	March 31, 2003
	Jeffrey D. Hahn, Chief
	Financial Officer


       CERTIFICATIONS

I, Jeffrey A. Rothman, President of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusion about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and
	report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:   March 31, 2003		/s/	Jeffrey A. Rothman
	Jeffrey A. Rothman
	President, Demeter Management
	Corporation, general partner
	of the registrant













       CERTIFICATIONS

I, Jeffrey D. Hahn, Chief Financial Officer of Demeter Management
Corporation, the general partner of the registrant, certify that:

1.	I have reviewed this annual report on Form 10-K of the
registrant;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other
financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant's other certifying officers and I are
responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-
14 and 15d-14) for the registrant and have:

a)	designed such disclosure controls and procedures to ensure
that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant's disclosure
controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation
Date"); and

c)	presented in this annual report our conclusion about the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officers and I have
disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of Demeter's board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of
internal controls which could adversely affect the registrant's ability to record, process, summarize and
	report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant's other certifying officers and I have indicated
in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.






Date:   March 31, 2003	/s/	Jeffrey D. Hahn
	Jeffrey D. Hahn
	Chief Financial Officer,
	Demeter Management
	Corporation, general
	partner of the registrant

	EXHIBIT INDEX

Item

3.01	Amendment to Limited Partnership Agreement of Columbia
Futures Fund, dated as of February 14, 1985, is incorporated by reference to Exhibit 3.01 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1985 (File No. 0-12431).

10.01	Advisory Agreement among the Partnership, Demeter and John
W. Henry & Company, Inc., dated as of January 20, 1987, is incorporated by reference to Exhibit 10.03 of the Partnership's Annual Report on Form 10-K for the fiscal year ended December 31, 1986 (File No. 0-12431).

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

10.07	Foreign Exchange and Options Master Agreement between
Morgan Stanley & Co. Incorporated and the Partnership, dated as of April 30, 2000, is incorporated by reference to
Exhibit 10.05 of the Partnership's Form 8-K (File No.
0-12431) filed with the Securities and Exchange Commission on November 13, 2001.

10.08	Amendment No. 3 to Advisory Agreement between the
Partnership and John W. Henry & Company, Inc., dated as of
November 30, 2000, is incorporated by reference to Exhibit
10.01 of the Partnership's Form 8-K (File No. 0-12431) filed with the Securities and Exchange Commission on January 3, 2001.

10.09	Securities Account Control Agreement among the Partnership,
Morgan Stanley & Co. Incorporated, and Morgan Stanley DW
Inc., dated as of May 1, 2000, is incorporated by reference to Exhibit 10.03 of the Partnership's Form 8-K (File No.
0-12431) filed with the Securities and Exchange Commission on November 13, 2001.

13.01	Annual Report to Limited Partners for the year ended
December 31, 2002 is filed herewith.
99.01	Certification of President of Demeter Management
Corporation, general partner of the Partnership, pursuant
to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.02	Certification of Chief Financial Officer of Demeter
Management Corporation, general partner of the Partnership, pursuant to 18 U.S.C. Section 1350, as adopted, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

				       EXHIBIT 99.01


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Columbia Futures Fund (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey A. Rothman, President, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.








By:	/s/	Jeffrey A. Rothman

Name:		Jeffrey A. Rothman
Title:		President

Date:		March 31, 2003

			            EXHIBIT 99.02


CERTIFICATION PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




In connection with the Annual Report of Columbia Futures Fund (the "Partnership") on Form 10-K for the period ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeffrey D. Hahn, Chief Financial Officer, Demeter Management Corporation, general partner of the Partnership, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:
(1)	The Report fully complies with the requirements of Section
13 or 15(d) of the Securities Exchange Act of 1934; and
(2)	The information contained in the Report fairly presents,
in all material respects, the financial condition and results of operations of the Partnership.





By:	/s/	Jeffrey D. Hahn

Name:		Jeffrey D. Hahn
Title:		Chief Financial Officer

Date:		March 31, 2003

                               Columbia
                               Futures
                               Fund

          December 31, 2002
          Annual Report

    [LOGO] Morgan Stanley

COLUMBIA FUTURES FUND

HISTORICAL FUND PERFORMANCE

Presented below is the percentage change in Net Asset Value per Unit for each calendar year the Fund traded. Also provided is the total return and annualized return since inception for the Fund.



                    1983     1984  1985  1986  1987 1988 1989 1990 1991 1992 1993 1994  1995 1996 1997 1998 1999  2000 2001 2002
FUND                 %        %     %     %     %    %    %    %    %    %    %    %     %    %    %    %    %     %    %    %
---------------------------------------------------------------------------------------------------------------------------------
Columbia Futures
 Fund...........   (18.3)   (23.0) 6.0  (23.0) 48.9 0.1  3.8  58.1 11.7 2.0  14.4 (5.7) 28.2 19.1 22.6 12.0 (8.5) 9.1  10.9 10.4
                 (5.5 mos.)
---------------------------------------------------------------------------------------------------------------------------------

                 INCEPTION-
                  TO-DATE   ANNUALIZED
                   RETURN     RETURN
FUND                 %          %
--------------------------------------
Columbia Futures
 Fund...........   295.0       7.3

--------------------------------------

DEMETER MANAGEMENT CORPORATION

825 Third Avenue, 9th Floor
New York, New York 10022
Telephone (212) 310-6444

COLUMBIA FUTURES FUND
ANNUAL REPORT
2002

Dear Limited Partner:

  This marks the twentieth and final annual report for the Columbia Futures Fund (the "Fund"). This is the eighteenth report filed by Demeter Management Corporation, the Fund's General Partner since February 1985. The Fund began the year at a Net Asset Value per Unit of $3,506.92 and increased by 10.4% to $3,870.80 on December 31, 2002. Since its inception in 1983, the Fund increased by 295.0% (a compound annualized return of 7.3%). Since Demeter took over as General Partner, the Fund increased by 509.0% (a compound annualized return of 10.7%).

  The Fund terminated at December 31, 2002 in accordance with its Limited Partnership Agreement. The final distribution of its assets will be made to partners by the end of February 2003.

  Detailed performance information for the Fund is located in the body of the financial report. We provide a trading results by sector chart that portrays trading gains and trading losses for the year in each sector in which the Fund participated.

  The trading results by sector chart indicates the year's composite percentage returns generated by the specific assets dedicated to trading within each market sector in which the Fund participated. Please note that there was not an equal amount of assets in each market sector, and the specific allocations of assets by the Fund to each sector varied over time within a predetermined range. Below the chart is a description of the factors that influenced trading gains and trading losses within the Fund during 2002.

  Should you have any questions concerning this report, please feel free to contact Demeter Management Corporation, 825 Third Avenue, 9th Floor, New York, New York 10022 or your Morgan Stanley Financial Advisor.

  I hereby affirm, that to the best of my knowledge and belief, the information contained in this report is accurate and complete. Past performance is not a guarantee of future results.

Sincerely,

/s/ Jeffrey A. Rothman
Jeffrey A. Rothman
President
Demeter Management Corporation
General Partner

COLUMBIA FUTURES FUND

                                    [CHART]

                   YTD ended
                 December 31, 2002
                 -----------------
Currencies           10.15%
Interest Rates        5.22%
Stock Indices         3.37%
Energies             -0.64%
Metals               -1.36%
Agriculturals        -1.49%

Note: Includes trading results and commissions but does not include other fees or interest income.

FACTORS INFLUENCING ANNUAL TRADING GAINS:
.. In the currency markets, gains were recorded from long positions in the euro, Australian dollar, and Norwegian krone relative to the U.S. dollar as the value of the dollar weakened during the second quarter, as well as in December, amid investors' fears concerning increased tensions in the Middle East and prolonged uncertainty regarding the U.S. economy.
.. In the global interest rate futures markets, gains resulted from long positions in Japanese, U.S., and European interest rate futures as prices trended higher during the period from June through September amid continued uncertainty in the equity markets and negative economic data.
.. In the global stock index futures markets, gains were recorded from short positions in U.S. and European stock index futures as prices continued to trend lower throughout most of the year due to suspicions regarding corporate accounting practices, weak economic data, and geopolitical uncertainty.

FACTORS INFLUENCING ANNUAL TRADING LOSSES:
.. In the agricultural futures markets, losses were incurred from positions in cotton futures as prices moved without consistent direction during the third quarter amid shifting supply and demand concerns. Smaller losses were also recorded from positions in sugar and coffee futures as prices moved erratically throughout most of the year.
.. In the metals futures markets, losses were recorded from positions in copper and nickel futures as an uncertain economic outlook resulted in trendless price activity among industrial metals throughout most of the year.

COLUMBIA FUTURES FUND

INDEPENDENT AUDITORS' REPORT

To the Limited Partners and the General Partner:

  We have audited the accompanying statements of financial condition of Columbia Futures Fund (in liquidation) (the "Partnership"), including the schedules of investments, as of December 31, 2002 and 2001, and the related statements of operations, changes in partners' capital, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, such financial statements present fairly, in all material respects, the financial position of Columbia Futures Fund (in liquidation) at December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York
February 14, 2003

COLUMBIA FUTURES FUND (IN LIQUIDATION)

STATEMENTS OF FINANCIAL CONDITION

                                                         DECEMBER 31,
                                                     --------------------
                                                        2002       2001
                                                     ---------  ---------
                                                         $          $
                                    ASSETS
      Equity in futures interests trading accounts:
        Cash                                         8,566,545  8,557,221
        Net unrealized gain on open contracts
         (MS&Co.)                                       69,460    636,416
        Net unrealized loss on open contracts
         (MSIL)                                         (9,963)   (15,150)
                                                     ---------  ---------
        Total net unrealized gain on
         open contracts                                 59,497    621,266
                                                     ---------  ---------
          Total Trading Equity                       8,626,042  9,178,487
      Due from Morgan Stanley DW                        11,986      4,156
      Interest receivable (Morgan Stanley DW)            7,435     10,429
                                                     ---------  ---------
          Total Assets                               8,645,463  9,193,072
                                                     =========  =========

                       LIABILITIES AND PARTNERS' CAPITAL
      LIABILITIES
      Administrative expenses payable                  100,361    108,464
      Accrued management fees                           14,242     15,141
      Redemptions payable                                --        87,673
                                                     ---------  ---------
          Total Liabilities                            114,603    211,278
                                                     ---------  ---------

      PARTNERS' CAPITAL
      Partners' Capital (2,561.166 Units)                --     8,981,794
      Partners' Capital to be distributed upon
       liquidation (2,203.899 Units)                 8,530,860      --
                                                     ---------  ---------
          Total Partners' Capital                    8,530,860  8,981,794
                                                     ---------  ---------
          Total Liabilities and Partners' Capital    8,645,463  9,193,072
                                                     =========  =========

      NET ASSET VALUE PER UNIT                           --      3,506.92
                                                     =========  =========

      NET ASSET VALUE PER UNIT TO BE
       DISTRIBUTED UPON
       LIQUIDATION                                    3,870.80
                                                     =========

  The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND (IN LIQUIDATION)

STATEMENTS OF OPERATIONS

                                          FOR THE YEARS ENDED DECEMBER 31,
                                          --------------------------------
                                             2002        2001      2000
                                          ---------   ---------  ---------
                                              $           $         $
      REVENUES
      Trading profit (loss):
       Realized                           2,395,541   1,526,249    582,252
       Net change in unrealized            (561,769)   (231,836)   518,814
                                          ---------   ---------  ---------
                                          1,833,772   1,294,413  1,101,066
      Proceeds from litigation settlement    24,194          --         --
                                          ---------   ---------  ---------
         Total Trading Results            1,857,966   1,294,413  1,101,066
       Interest income
        (Morgan Stanley DW)                 119,997     233,117    378,014
                                          ---------   ---------  ---------
         Total                            1,977,963   1,527,530  1,479,080
                                          ---------   ---------  ---------
      EXPENSES
       Brokerage commissions
        (Morgan Stanley DW)                 419,061     364,044    368,419
       Incentive fee                        374,247          --         --
       Management fees                      181,072     166,573    303,037
       Administrative expenses              112,000      90,000     81,000
       Transaction fees and costs            20,674      16,111     20,006
                                          ---------   ---------  ---------
         Total                            1,107,054     636,728    772,462
                                          ---------   ---------  ---------
      NET INCOME                            870,909     890,802    706,618
                                          =========   =========  =========
      NET INCOME ALLOCATION:
      Limited Partners                      834,521     856,469    680,272
      General Partner                        36,388      34,333     26,346

      NET INCOME PER UNIT:
      Limited Partners                       363.88      343.33     263.46
      General Partner                        363.88      343.33     263.46

STATEMENTS OF CHANGES IN PARTNERS' CAPITAL

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

                               UNITS OF
                              PARTNERSHIP  LIMITED    GENERAL
                               INTEREST    PARTNERS   PARTNER    TOTAL
                              ----------- ----------  ------- ----------
                                              $          $         $
      Partners' Capital,
      December 31, 1999        2,880.964   8,065,143  290,013  8,355,156
      Net income                      --     680,272   26,346    706,618
      Redemptions               (192.805)   (557,537)      --   (557,537)
                               ---------  ----------  ------- ----------
      Partners' Capital,
      December 31, 2000        2,688.159   8,187,878  316,359  8,504,237
      Net income                      --     856,469   34,333    890,802
      Redemptions               (126.993)   (413,245)      --   (413,245)
                               ---------  ----------  ------- ----------
      Partners' Capital,
      December 31, 2001        2,561.166   8,631,102  350,692  8,981,794
      Net income                      --     834,521   36,388    870,909
      Redemptions               (357.267) (1,321,843)      -- (1,321,843)
                               ---------  ----------  ------- ----------
      Partners' Capital to be
       distributed upon
       liquidation,
      December 31, 2002        2,203.899   8,143,780  387,080  8,530,860
                               =========  ==========  ======= ==========


  The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND (IN LIQUIDATION)

STATEMENTS OF CASH FLOWS

                                         FOR THE YEARS ENDED DECEMBER 31,
                                         --------------------------------
                                            2002        2001       2000
                                         ----------  ---------  ---------
                                             $           $          $
      CASH FLOWS FROM
       OPERATING ACTIVITIES
      Net income                            870,909    890,802    706,618
      Noncash item included in
       net income:
        Net change in unrealized            561,769    231,836   (518,814)
      (Increase) decrease in operating
       assets:
        Due from Morgan Stanley DW           (7,830)    (4,156)        --
        Interest receivable (Morgan
         Stanley DW)                          2,994     22,211     (2,302)
      Increase (decrease) in operating
       liabilities:
        Administrative expenses payable      (8,103)    43,386      3,469
        Accrued management fees                (899)       907    (13,789)
                                         ----------  ---------  ---------
      Net cash provided by operating
       activities                         1,418,840  1,184,986    175,182
                                         ----------  ---------  ---------

      CASH FLOWS FROM
       FINANCING ACTIVITIES
      Increase (decrease) in redemptions
       payable                              (87,673)    65,528    (29,476)
      Redemptions of Units               (1,321,843)  (413,245)  (557,537)
                                         ----------  ---------  ---------
      Net cash used for
       financing activities              (1,409,516)  (347,717)  (587,013)
                                         ----------  ---------  ---------
      Net increase (decrease) in cash         9,324    837,269   (411,831)
      Balance at beginning of period      8,557,221  7,719,952  8,131,783
                                         ----------  ---------  ---------
      Balance at end of period            8,566,545  8,557,221  7,719,952
                                         ==========  =========  =========


  The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND (IN LIQUIDATION)

SCHEDULES OF INVESTMENTS

DECEMBER 31, 2002 AND 2001

FUTURES AND FORWARD CONTRACTS:                                    LONG GAIN/(LOSS) SHORT GAIN/(LOSS) NET UNREALIZED GAIN/(LOSS)
------------------------------                                    ---------------- ----------------- --------------------------

2002 FINAL PARTNERSHIP NET ASSETS: $8,530,860                            $                 $                     $
Commodity                                                              (9,963)               --                (9,963)
                                                                      -------           -------               -------
  Grand Total:                                                         (9,963)               --                (9,963)
                                                                      =======           =======
  Unrealized Currency Gain                                                                                     69,460
                                                                                                              -------
  Total Net Unrealized Gain per Statement of Financial Condition                                               59,497
                                                                                                              =======

2001 PARTNERSHIP NET ASSETS: $8,981,794
Foreign currency                                                       14,671           587,596               602,267
Commodity                                                             (18,055)          (61,930)              (79,985)
Interest rate                                                         (20,994)           37,412                16,418
Equity                                                                 17,823                --                17,823
                                                                      -------           -------               -------
  Grand Total:                                                         (6,555)          563,078               556,523
                                                                      =======           =======
  Unrealized Currency Gain                                                                                     64,743
                                                                                                              -------
  Total Net Unrealized Gain per Statement of Financial Condition                                              621,266
                                                                                                              =======

FUTURES AND FORWARD CONTRACTS:                                    PERCENTAGE OF NET ASSETS # OF CONTRACTS/NOTIONAL AMOUNTS
------------------------------                                    ------------------------ -------------------------------

2002 FINAL PARTNERSHIP NET ASSETS: $8,530,860                                %
Commodity                                                                  (0.12)                              --
                                                                           -----
  Grand Total:                                                             (0.12)
                                                                           =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition


2001 PARTNERSHIP NET ASSETS: $8,981,794
Foreign currency                                                            6.71*                   1,222,028,715
Commodity                                                                  (0.89)                             180
Interest rate                                                               0.18                              145
Equity                                                                      0.20                               21
                                                                           -----
  Grand Total:                                                              6.20
                                                                           =====
  Unrealized Currency Gain

  Total Net Unrealized Gain per Statement of Financial Condition

* No single contract's value exceeds 5% of Net Assets.

  The accompanying notes are an integral part of these financial statements.

COLUMBIA FUTURES FUND (IN LIQUIDATION)

NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DISSOLUTION OF THE PARTNERSHIP. The Partnership was terminated on December 31, 2002 in accordance with the Limited Partnership Agreement.

ORGANIZATION. Columbia Futures Fund (the "Partnership") was a limited partnership organized to engage primarily in the speculative trading of futures contracts and forward contracts in foreign currencies, financial instruments and other commodity interests (collectively, "futures interests").
  The Partnership's general partner was Demeter Management Corporation ("Demeter"). The non-clearing commodity broker was Morgan Stanley DW Inc. ("Morgan Stanley DW"). The clearing commodity brokers were Morgan Stanley & Co. Incorporated ("MS&Co.") and Morgan Stanley & Co. International Limited ("MSIL"). Demeter, Morgan Stanley DW, MS&Co. and MSIL are wholly-owned subsidiaries of Morgan Stanley.
  Demeter was required to maintain a 1% minimum interest in the equity of the Partnership and income (losses) were shared by Demeter and the limited partners based upon their proportional ownership interests.
  Effective June 20, 2002, Morgan Stanley Dean Witter & Co. changed its name to Morgan Stanley.

USE OF ESTIMATES. The financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts in the financial statements and related disclosures. Management believes that the estimates utilized in the preparation of the financial statements are prudent and reasonable. Actual results could differ from those estimates.

REVENUE RECOGNITION. Futures interests are open commitments until settlement date. They are valued at market on a daily basis and the resulting net change in unrealized gains and losses is reflected in the change in unrealized profit
(loss) on open contracts from one period to the next in the statements of operations. Monthly, Morgan Stanley DW paid the Partnership interest income based upon 80% of its average equity at a rate equal to the average yield on 13-week U.S.

COLUMBIA FUTURES FUND (IN LIQUIDATION)

NOTES TO FINANCIAL STATEMENTS
(continued)

Treasury bills. For purposes of such interest payments, Net Assets did not include monies owed to the Partnership on futures interests.

NET INCOME (LOSS) PER UNIT. Net income (loss) per unit of limited partnership interest ("Unit(s)") was computed using the weighted average number of Units outstanding during the period.

CONDENSED SCHEDULES OF INVESTMENTS. In March 2001, the American Institute of Certified Public Accountants' Accounting Standards Executive Committee issued Statement of Position ("SOP") 01-1, "Amendment to the Scope of Statement of Position 95-2, Financial Reporting by Nonpublic Investment Partnerships, to Include Commodity Pools" effective for fiscal years ending after December 15, 2001. Accordingly, commodity pools are required to include a condensed schedule of investments identifying those investments which constitute more than 5% of Net Assets, taking long and short positions into account separately.

EQUITY IN FUTURES INTERESTS TRADING ACCOUNTS. The Partnership's asset "Equity in futures interests trading accounts", reflected in the statements of financial condition, consisted of (A) cash on deposit with Morgan Stanley DW, MS&Co. and MSIL used as margin for trading and (B) net unrealized gains or losses on open contracts valued at market and calculated as the difference between original contract value and market value.
  The Partnership, in the normal course of business, entered into various contracts with MS&Co. and MSIL acting as its commodity brokers. Pursuant to brokerage agreements with MS&Co. and MSIL, to the extent that such trading resulted in unrealized gains or losses, these amounts were offset and reported on a net basis on the Partnership's statements of financial condition.
  The Partnership has offset the fair value amounts recognized for forward contracts executed with the same counterparty as allowable under terms of the master netting agreement with MS&Co., the sole counterparty on such contracts. The Partnership consistently applied its right to offset.

COLUMBIA FUTURES FUND (IN LIQUIDATION)

NOTES TO FINANCIAL STATEMENTS
(continued)


BROKERAGE COMMISSIONS AND RELATED TRANSACTION FEES AND COSTS. Brokerage commissions and transactions fees and costs were accrued on a half-turn basis, at 80% and 100%, respectively, of the rates Morgan Stanley DW charges parties that are not clearinghouse members. Total brokerage commissions and transaction fees and costs combined were capped at 13/20 of 1% per month (a maximum 7.8% annual rate) of the Partnership's Net Assets as of the last day of each month.

OPERATING EXPENSES. The Partnership bore all operating expenses related to its trading activities. These included filing fees, clerical, administrative, auditing, accounting, mailing, printing, and other incidental operating expenses as permitted by the Limited Partnership Agreement. In addition, the Partnership incurred a monthly management fee and was subject to incentive fees. Demeter bore all other operating expenses.

INCOME TAXES. No provision for income taxes has been made in the accompanying financial statements, as partners are individually responsible for reporting income or loss based upon their respective share of the Partnership's revenues and expenses for income tax purposes.

DISTRIBUTIONS. Demeter had sole discretion to make distributions, other than redemptions of Units, on a pro-rata basis, however, no distributions were made during the life of the Partnership.

  Final distribution of Partnership Net Assets were made in accordance with the Limited Partnership Agreement.

REDEMPTIONS. Limited Partners were able to redeem some or all of their Units at 100% of the Net Asset Value per Unit as of the end of any calendar month upon ten days advance notice by redemption form to Demeter.

LITIGATION SETTLEMENT. On February 27, 2002, the Partnership received notification of a preliminary entitlement to payment from the Sumitomo Copper Litigation Settlement Administrator and received payment of this settlement award in the amount of $24,194 as of August 30, 2002.

COLUMBIA FUTURES FUND (IN LIQUIDATION)

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
2. RELATED PARTY TRANSACTIONS
The Partnership paid brokerage commissions to Morgan Stanley DW as described in
Note 1.
  The Partnership's cash was on deposit with Morgan Stanley DW, MS&Co., and MSIL in futures interests trading accounts to meet margin requirements as needed. Morgan Stanley DW paid interest on these funds as described in Note 1. For general administrative services performed for the Partnership, Demeter received a monthly administration fee equal to $1.50 per limited partner outstanding. For the years ended December 31, 2002, 2001 and 2000, Demeter received $7,004, $8,378 and $9,211, respectively, for such administrative services.

--------------------------------------------------------------------------------
3. TRADING ADVISOR
Demeter, on behalf of the Partnership, retained a commodity trading advisor to make all trading decisions for the Partnership. Since January 22, 1988, John W. Henry & Company, Inc. ("JWH") served as the sole trading advisor.
  Compensation to the trading advisor consisted of a management fee and an incentive fee as follows:

MANAGEMENT FEE. The management fee was accrued daily at the rate of 1/6 of 1% per month (a 2% annual rate) of the Partnership's managed Net Assets at each month-end. Prior to December 1, 2000, the management fee was accrued daily at the rate of 1/3 of 1% per month (a 4% annual rate) of the Partnership's managed Net Assets at each month-end.

INCENTIVE FEE. At the end of each quarter or upon redemption of a Partnership Unit, an incentive fee was paid on each Unit equal to 20% of the excess ("New Appreciation") of the Unit value, excluding interest earned during the period, over the Unit value at the time immediately following the last incentive payment. Such incentive fee was accrued in each month in which New Appreciation occurred. In those months in which New Appreciation was negative, previous accruals (on Units currently outstanding), if any, during each fiscal quarter were reduced. Prior to December 1, 2000, an incentive fee was paid on each Unit equal to 15% of the excess.

COLUMBIA FUTURES FUND (IN LIQUIDATION)

NOTES TO FINANCIAL STATEMENTS
(continued)


--------------------------------------------------------------------------------
4. FINANCIAL INSTRUMENTS
The Partnership traded futures contracts and forward contracts on foreign currencies, financial instruments and other commodity interests. Futures and forwards represent contracts for delayed delivery of an instrument at a specified date and price. Risk arises from changes in the value of these contracts and the potential inability of counterparties to perform under the terms of the contracts. There are numerous factors which may significantly influence the market value of these contracts, including interest rate volatility.
  The market value of contracts was based on closing prices quoted by the exchange, bank or clearing firm through which the contracts are traded.
  The Partnership's contracts were accounted for on a trade-date basis and marked to market on a daily basis.
  The Partnership accounted for its derivative investments in accordance with the provisions of Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.
133"). SFAS No. 133 defines a derivative as a financial instrument or other contract that has all three of the following characteristics:

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

COLUMBIA FUTURES FUND (IN LIQUIDATION)

NOTES TO FINANCIAL STATEMENTS
(continued)

  The net unrealized gains on open contracts at December 31, reported as a component of "Equity in futures interests trading accounts" on the statements of financial condition, and their longest contract maturities were as follows:

                      NET UNREALIZED GAINS
                        ON OPEN CONTRACTS      LONGEST MATURITIES
                   --------------------------- -------------------
                               OFF-                        OFF-
                   EXCHANGE- EXCHANGE-         EXCHANGE- EXCHANGE-
              YEAR  TRADED    TRADED    TOTAL   TRADED    TRADED
              ---- --------- --------- ------- --------- ---------
                       $         $        $        $         $
              2002  59,497      --      59,497 Feb. 2003    --
              2001  18,999    602,267  621,266 Dec. 2002 Mar. 2002

The Partnership had credit risk associated with counterparty nonperformance. The credit risk associated with the instruments in which the Partnership was involved is limited to the amounts reflected in the Partnership's statements of financial condition.
  The Partnership also had credit risk because Morgan Stanley DW, MS&Co., and MSIL acted as the futures commission merchants or the counterparties with respect to most of the Partnership's assets. Exchange- traded futures contracts were marked to market on a daily basis, with variations in value settled on a daily basis. Morgan Stanley DW, MS&Co. and MSIL, each as a futures commission merchant for the Partnership's exchange-traded futures contracts, are required, pursuant to regulations of the Commodity Futures Trading Commission to segregate from their own assets, and for the sole benefit of their commodity customers, all funds held by them with respect to exchange-traded futures contracts, including an amount equal to the net unrealized gains on all open futures contracts, which funds, in the aggregate, totaled $8,626,042 and $8,576,220 at December 31, 2002 and 2001, respectively. With respect to the Partnership's off-exchange-traded forward currency contracts, there were no daily settlements of variations in value nor was there any requirement that an amount equal to the net unrealized gains on open forward contracts be segregated. With respect to those off-exchange-traded forward currency contracts, the Partnership was at risk to the ability of MS&Co., the sole counterparty on all of such contracts, to perform. The Partnership had a netting agreement with MS&Co. This agreement,

COLUMBIA FUTURES FUND (IN LIQUIDATION)

NOTES TO FINANCIAL STATEMENTS
(concluded)

which sought to reduce both the Partnership's and MS&Co.'s exposure on off-exchange-traded forward currency contracts, would have materially decreased the Partnership's credit risk in the event of MS&Co.'s bankruptcy or insolvency.

--------------------------------------------------------------------------------
5. FINANCIAL HIGHLIGHTS

                                                      PER UNIT:
                                                      ---------
               NET ASSET VALUE, JANUARY 1, 2002:      $3,506.92
                                                      ---------
               NET OPERATING RESULTS:
                 Realized Profit                         996.70
                 Unrealized Loss                        (233.17)
                 Proceeds from Litigation Settlement      10.04
                 Interest Income                          49.81
                 Expenses                               (459.50)
                                                      ---------
                 Net Income                              363.88
                                                      ---------
               NET ASSET VALUE TO BE DISTRIBUTED,
                DECEMBER 31, 2002:                    $3,870.80
                                                      =========

                 Expense Ratio                            12.4%
                 Net Income Ratio                          9.8%
               TOTAL RETURN                               10.4%

                                                     PRESORTED
                                                 FIRST CLASS MAIL
                                                   U.S. POSTAGE
                                                       PAID
                                                    PERMIT #374
                                                   LANCASTER, PA


       Demeter Management Corporation
       825 Third Avenue, 9th Floor
       New York, NY 10022

[LOGO] Morgan Stanley

ADDRESS SERVICE REQUESTED

[LOGO] printed on recycled paper